Form 10QSB
period 2007-01-31
Rohat Resources, Inc.
filed 2007-04-11
CIK 1383145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Registration Number 333-1399326

ROHAT RESOURCES, INC.
(Name of small business issuer in its charter)

NEVADA (State of incorporation or organization)	20-5913810 (IRS Identification No.)

2025 Graveley Street
Vancouver, British Columbia, Canada, V5L 3B6
(Address of principal executive offices)

(604) 408-1710
(Issuer’s telephone number)

N/A
(Issuer’s former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        No   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    X    No

6,487,500 shares of issuer’s common stock, $0.001 par value, were outstanding at April 5, 2007. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Rohat Resources, Inc.
(An Exploration Stage Company)

Financial Statements

January 31, 2007

Rohat Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	January 31, 2007 $	October 31, 2006 $
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	25,803	30,776
	25,803	30,776

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payables and accrued liabilities	12,628	8,500
	12,628	8,500

STOCKHOLDERS’ EQUITY
Common Stock
Authorized: 100,000,000 common shares authorized, with a $0.001 par value 10,000,000 preferred shares authorized, with a $0.001 par value Issued: 6,487,500 common shares issued and outstanding (October 31, 2006-6,487,500)	6,488	6,488
Additional Paid-In Capital	32,562	32,562
Deficit Accumulated During the Exploration Stage	(25,875)	(16,774)
	13,175	22,276
	25,803	30,776

The accompanying notes are an integral part of these financial statements.

Rohat Resources, Inc.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended January 31, 2007 $	Period from August 25, 2006 (Inception) to January 31, 2007 $

Expenses
Incorporation costs	-	715
Mineral interest expenses	-	4,844
Professional fees	8,000	19,000
General administrative	83	298
Net loss	9,101	25,875

Basic and Diluted Net loss per Share	(0.00)

Weighted Average Shares Outstanding	6,487,500	6,487,500

The accompanying notes are an integral part of these financial statements.

Rohat Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended January 31, 2007 $	Period from August 25, 2006 (Inception) to January 31, 2007 $
Cash Flows From Operating Activities
Net loss	(9,101)	(25,875)

Change in operating assets and liabilities:
Accounts payable and accrued liabilities	4,128	12,628
Net Cash Used In Operations	(4,973)	(13,247)

Cash Flows From Financing Activities
Proceeds on issuance of common stock	-	39,050

Increase (Decrease) in Cash	(4,973)	25,803

Cash - Beginning	30,776	-

Cash - Ending	25,803	25,903

Supplemental cash flow disclosure
Cash paid for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these financial statements.

Rohat Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
January 31, 2007

(Unaudited)

Note 1. Nature and Continuance of Operations

Rohat Resources, Inc. (“the Company”) was incorporated in the State of Nevada on August 25, 2006. The Company is an Exploration Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises.” The Company’s principal business is the acquisition and exploration of mineral resources.

Going concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying mineral interest, and the attainment of profitable operations. As at January 31, 2007, the Company has accumulated losses of $25,875 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2006 included in the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement on Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

Note 2.  Mineral Interest

The Company has staked one mineral claim known as the Rohat 1 Property, located in the New Westminster, Similkameen Mining Division of British Columbia, Canada. The claim is currently held in held in trust by the president of the Company for the benefit of the Company. Upon request by the Company, the title will be transferred to the Company. To January 31, 2007 the Company has incurred $4,844 of mineral interest expenses.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

About Our Claim and the Company

Our mineral claim (the “Rohat 1 Claim”) is in New Westminster, Similkameen Mining Division in the Province of British Columbia, Canada. The project is called the “U.S. Rambler Project.” It is in good standing until September 8, 2007 and has been assigned tenure number 540763 by the Province of British Columbia (the “Province”). The Rohat 1 Claim covers an area of 357 hectares. In order to keep the Rohat 1 Claim in good standing, we must perform and record exploration work of approximately $1,400 by September 8, 2008 or pay the equivalent amount to the Province in lieu of performing the exploration work.

Exploration Plan

Our initial plan as described in our SB-2 Registration Statement, which was first filed with the SEC on December 14, 2006, calls for performing exploration work on the Rohat 1 Claim in two phases. Phase One is estimated to cost approximately $19,800. We plan to commence the Phase One in May 2007, subject to the availability of a professional geologist/mining engineer. However, due to competitive exploration conditions in British Columbia, we may have difficulty locating an available prospecting team and exploration and the program may get delayed. Although no assurances can be given, we plan to acquire a company incorporated in British Columbia for approximately $300 and transfer the Rohat 1 Claim to such subsidiary. We then plan to raise money for the Phase One work through the subsidiary. This type of financing is tax-effective for Canadian residents.

We anticipate that we will be able to conduct our Phase One exploration on our claims during the 2007 exploration season, which runs from May to October 2007. If we are able to locate an available prospecting team during the 2007 exploration season, a two-person field crew will drive onto our claims and will stay for a period of eight days. During this period the crew will generally survey the claims seeking any outcroppings and locating streams. The crew will take approximately 20 rock samples and 100 soil samples. All samples will be bagged and tagged for location, date and time for later analysis. If Phase One occurs during 2007, the samples obtained during this phase will be analyzed at a laboratory and we will review the results in the winter of 2007. We will engage our consulting geologist to interpret the results of Phase One. If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a second phase of exploration (“Phase Two”).

If the Phase Two exploration plan were to proceed, our consulting geologist has indicated that we should budget approximately $57,600 and it would be conducted in the 2008 exploration season, which runs from May to October 2008. A geologist and technologist will conduct a magnetometer survey and trenching program over 20 days.

Financial Status

As at January 31, 2007, we had a cash balance of $25,803. Our original budget was anticipated to cover Phase One. However, it has become apparent that we currently do not have sufficient funds to complete Phase One. Although no assurances can be given, we plan to raise additional funds starting in May 2007 through a Canadian subsidiary as discussed above.

We do not anticipate generating any revenue for the foreseeable future. Should we require additional funds, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the Rohat 1 Claim. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company. We currently do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund Phase One or Phase Two. In the absence of such financing, our business will fail.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. We base this expectation, in part, on the fact that very few mineral claims in the exploration stage ultimately develop into producing, profitable mines. Our future financial results are also uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

•	our ability to raise additional funding;

•	the results of our proposed exploration programs on the mineral property; and

•	our ability to find joint venture partners for the development of our property interests.

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern. Even if we complete our current exploration program, and it is successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit or reserve.

Accounting and Audit Plan

Our independent auditor is expected to charge approximately $1,500 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months, management anticipates spending approximately $15,000.

Legal Expense Plan

Management expects to incur legal costs of approximately $2,000 per quarter to support three quarterly 10-QSB filings and $6,000 to support one annual 10-KSB filing. In the next twelve months, management anticipates spending approximately $12,000.

Risks and Uncertainties

An investment in our common stock involves a number of very significant risks. The primary risk that we face over the long term is that the Rohat 1 Claim may not contain a commercially viable mineral deposit, which will have a material effect on our ability to earn revenue and income as we will not be able to sell any minerals. In addition, you should carefully consider the following known material risks and uncertainties in addition to other information in this report in evaluating the Company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following known material risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations.

If we do not obtain additional financing, our business will fail.

Our current operating funds are not sufficient to complete Phase One of the exploration work on the Rohat 1 Claim. We will need to obtain additional financing in order to complete our business plan. Although no assurances can be given, we plan to raise additional funds starting in May 2007 through a Canadian subsidiary as discussed above under “Exploration Plan.”

We do not anticipate generating any revenue for the foreseeable future. Should we require additional funds, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in the Rohat 1 Claim. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in the Company. We currently do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund Phase One or Phase Two. In the absence of such financing, our business will fail. Even if we are able to fund and complete Phase One and Phase Two, there can be no assurance that we will have a commercially viable mineral deposit.

If we fail to make required payments or expenditures, we could lose title to the Rohat 1 Claim.

The Rohat 1 Claim has an expiry date of September 8, 2007, and in order to maintain the tenure in good standing it will be necessary for us to coordinate an agent to perform and record valid exploration work with value of Cdn$4 per hectare in anniversary years 1, 2, and 3, and Cdn$8 per hectare in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the Rohat 1 Claim.

Because we have not yet commenced business operations, it makes evaluating our business difficult and we face a high risk of business failure.

We were incorporated on August 25, 2006 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this Report and have incurred total losses of $25,875 from our incorporation to January 31, 2007 (unaudited). Accordingly, you cannot evaluate our business or our future prospects due to our lack of operating history. Even if we do commence operations, at present, we do not know when such operations will commence. In addition, we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.

Furthermore, prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the U.S. Rambler Project and any production of minerals from the Rohat 1 Claim, we will not be able to earn profits or continue operations.

If we do not find a joint venture partner for the continued development of the U.S. Rambler Project, we may not be able to advance exploration work.

If the results of Phase One and Phase Two are successful, we may try to enter a joint venture agreement with a partner for the further exploration and possible production on the Rohat 1 Claim. We would face competition from other junior mineral resource exploration companies who have properties that they deem to be attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the mineral claims to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, our business may fail.

Very few mineral properties are ultimately developed into producing mines.

The business of exploration for minerals and mining involves a high degree of risk. Few properties that are explored are ultimately developed into producing mines.

Substantial capital expenditures are required for us to establish mineralization reserves through drilling, to develop metallurgical processes, to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining.

Although substantial benefits may be derived from the discovery of a major mineral deposit, we cannot assure you that we will discover minerals in sufficient quantities to justify commercial operations or that we can obtain the funds required for development on a timely basis. The economics of developing precious and base metal mineral properties is affected by many factors including the cost of operations, variations in the grade of ore mined, fluctuations in metal markets, costs of processing equipment and other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection.

Estimates of proven and probable reserves are uncertain and most exploration projects do not result in the discovery of commercially mineable deposits of mineralization.

Estimates of proven and probable reserves are subject to considerable uncertainty. Such estimates are, to a large extent, based on interpretations of geologic data obtained from drill holes and other sampling techniques. Mineral producers use feasibility studies to derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, comparable facility, equipment, and operating costs, and other factors. Actual cash operating costs and economic returns on projects may differ significantly from original estimates. Further, it may take many years from the initial phase of drilling before production is possible and, during that time, the economic feasibility of exploiting a discovery may change. At present, the Rohat 1 Claim has no known body of commercial mineralization.

Because our management has only limited experience in the mineral exploration business, we may be prone to errors and this could cause our business to fail.

Our management, while experienced in business operations, has only limited experience operating an exploration or a mining company. We rely on the opinions of consulting geologists that we retain from time to time for specific exploration projects or property reviews. With no direct training or experience in these areas, our management may not be fully aware of the many specific requirements related to working in this industry and may not take into account standard engineering or managerial approaches that mineral exploration companies commonly use. As a result of management's inexperience, there is a higher risk of us being unable to complete our business plan.

Because our President owns 57.03% of our outstanding common stock, she will make and control corporate decisions that may be disadvantageous to minority shareholders.

Delara Hussaini, our President and Director, owns approximately 57.03% of the outstanding shares of our common stock. Accordingly, she will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and a change in control. The interests of Ms. Hussaini may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Mineral exploration involves a high degree of risk against which we are not currently insured.

Unusual or unexpected rock formations, formation pressures, fires, power outages, labour disruptions, flooding, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are risks involved in the operation of mines and the conduct of exploration programs. We have relied on and will continue to rely upon consultants and others for exploration expertise.

It is not always possible to fully insure against such risks and we may decide not to take out insurance against such risks as a result of high premiums or other reasons. Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of our shares. We do not currently maintain insurance against environmental risks relating to the Rohat 1 Claim.

Because access to the Rohat 1 Claim is often restricted by inclement weather, we may be delayed in our exploration and any future mining efforts.

Access to our mineral claims is restricted to the period between May 15 and October 1 of each year due to snow in the area. As a result, any attempts to visit, test, or explore the property are largely limited to these few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. Such delays can result in our inability to meet deadlines for exploration expenditures as defined by the Province of British Columbia. If we cannot meet deadlines, our business may fail.

As we undertake exploration of the Rohat 1 Claim, we will be subject to certain government regulations, which may increase the anticipated time and cost of our exploration program.

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the mining laws and regulations as contained in the Mineral Tenure Act of the Province of British Columbia as we carry out our exploration program. We may be required to obtain licenses, work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

In addition, our operations may be subject to environmental regulations promulgated by government agencies from time to time. Environmental legislation provides for restrictions and prohibitions on spills, and release or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailings disposal areas, which would result in environmental pollution. A breach of such legislation may result in the imposition of fines and penalties. Furthermore, certain types of operations require the submission and approval of environmental impact assessments. Environmental legislation is evolving in a manner which means that standards, enforcement, fines and penalties for non-compliance are more stringent. Environmental assessments of proposed projects carry a heightened degree of responsibility for the Company and its directors, officers and consultants. The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of our operations. We do not maintain environmental liability insurance.

If we do not obtain clear title to the Rohat 1 Claim, our business may fail.

Under British Columbia law, title to British Columbia mineral claims can only be held by individuals or British Columbia corporations. Since we are a Nevada corporation we are not legally allowed to hold claims in British Columbia. Accordingly, the Rohat 1 Claim is being held in trust for us by our President as she is an individual. If we confirm economically viable deposits of gold on the Rohat 1 Claim, we will incorporate a British Columbia subsidiary to hold title such claim and our President will transfer the Rohat 1 Claim to the subsidiary. Until we can confirm viable gold deposits, our President is holding the Rohat 1 Claim in trust for us by means of a trust agreement. However, there could be situations such as the death of our President that could prevent us from obtaining clear title to such claim. If we are unable to obtain clear title to the Rohat 1 Claim, our business will likely fail and you will lose your entire investment.

Because market factors in the mining business are out of our control, we may not be able to market any minerals that may be found.

The mining industry, in general, is intensely competitive and we can provide no assurance to investors even if minerals are discovered that a ready market will exist from the sale of any ore found. Numerous factors beyond our control may affect the marketability of metals. These factors include market fluctuations, the proximity and capacity of natural resource markets and processing equipment, government regulations, including regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

Because we hold all of our cash reserves in United States dollars, we may experience weakened purchasing power in Canadian dollar terms and may not be able to afford to conduct our planned exploration program.

We hold all of our cash reserves in United States dollars. Due to foreign exchange rate fluctuations, the value of these United States dollar reserves can result in both translation gains and losses in Canadian dollar terms. If there was to be a significant decline in the US dollar versus the Canadian Dollar, our US dollar purchasing power in Canadian dollars would also significantly decline. If a there was a significant decline in the US dollar we would not be able to afford to conduct our planned exploration program. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations.

Because our auditors have expressed substantial doubt about our ability to continue as a going concern, we may find it difficult to obtain additional financing.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 to the financial statements, we were recently incorporated on August 25, 2006, and we do not have a history of earnings, and as a result, our auditors have expressed substantial doubt about our ability to continue as a going concern. Continued operations are dependent on our ability to complete equity or debt financings or generate profitable operations. Such financings may not be available or may not be available on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

If we are unable to retain the services of our President or other qualified personnel, we may not be able to implement our business plan.

We depend on the services of our President, Delara Hussaini, and our success depends on the decisions made by Ms. Hussaini. The loss of the services of Ms. Hussaini could have an adverse effect on our business, financial condition and results of operations. We have not entered into an employment agreement with Ms. Hussaini; therefore there are no restrictions on her ability to leave our employ and compete against us in the future. In addition to Ms. Hussaini, we will need to recruit other qualified personnel, particularly individuals with specialized mining and engineering experience, if we are to achieve the objectives in our business plan. Our failure to attract additional qualified employees or to retain the services of Ms. Hussaini could have a material adverse effect on our operating results and financial condition.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending October 31, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of the end of fiscal 2009. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

The costs to meet our reporting and other requirements as a public company subject to the Securities Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, we are subject to the reporting requirements of the Securities Exchange Act of 1934, therefore, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases, but lower during the first year of being public, because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and available resources to fund other aspects of our business and may prevent us from meeting our normal business obligations.

It may be difficult to enforce judgments or bring actions outside the United States against us and certain of our officers and directors.

Our officers and directors reside outside of the United States and a substantial amount of our assets are located outside of the United States. As a result, it may be difficult or impossible for you to (i) enforce in courts outside the United States judgments obtained in the United States courts based upon the civil liability provisions of the United States federal securities laws against these persons and us; or (ii) bring in courts outside the United States an original action to enforce liabilities based upon United States federal securities laws against us and our officers and directors.

We have the right to issue up to 10,000,000 shares of “blank check” preferred stock, which may adversely affect the voting power of the holders of other of our securities and may deter hostile takeovers or delay changes in management control.

We may issue up to 10,000,000 shares of our preferred stock from time to time in one or more series, and with such rights, preferences and designations as our board of directors may determine from time to time. To date, we have not issued any shares of preferred stock. Our board of directors, without further approval of our common stockholders, is authorized to fix the dividend rights and terms, conversion rights, voting rights, redemption rights, liquidation preferences and other rights and restrictions relating to any series of our preferred stock. Issuances of additional shares of preferred stock, while providing flexibility in connection with possible financings, acquisitions and other corporate purposes, could, among other things, adversely affect the voting power of the holders of other of our securities and may, under certain circumstances, have the effect of deterring hostile takeovers or delaying changes in management control.

Currently, there is no public market for our securities, and we cannot assure you that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Currently, our stock is not listed on any public market, exchange, or quotation system. Although we have begun taking the steps necessary to have our common stock quoted on the OTCBB, our shares may never be traded there, or, if traded, a public market may not materialize. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their stock. If our common stock is not quoted on the OTCBB or if a public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased, rendering their shares effectively worthless and resulting in a complete loss of their investment.

We plan to identify a market maker to file an application with the NASD on our behalf so as to be able to quote the shares of our common stock on the OTCBB (which is maintained by the NASD). We cannot assure you that such market maker's application will be accepted by the NASD. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether any market for our shares will develop or the prices at which our common stock will trade. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because we will be subject to “penny stock” rules once our shares are quoted on the OTCBB, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the penny stock rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking tatement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer have, within 90 days of the filing date of this report, evaluated the Company’s internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, our Principal Executive Officer and Principal Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in the preceding paragraph.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation*

3.2	Bylaws*

4.1	Specimen stock certificate*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ROHAT RESOURCES, INC.
(Registrant)
Date: April 11, 2007	By:	/s/ Delara Hussaini
Delara Hussaini
Principal Executive Officer Principal Financial Officer and Director