Form 10QSB
period 2007-04-30
Rohat Resources, Inc.
filed 2007-06-14
CIK 1383145

FORM 10-QSB FOR PERIOD ENDING APRIL 30, 2007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

6,487,500 shares of issuer’s common stock, $0.001 par value, were outstanding at June 10, 2007. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

click here for printer friendly PDF version

PART I. FINANCIAL INFORMATION

Item 1

Financial Statements.

Rohat Resources, Inc.

(An Exploration Stage Company)

Financial Statements

April 30, 2007

(Unaudited)

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Rohat Resource, Inc

(An Exploration Stage Company)

Balance Sheets

	April 30, 2007 $	October 31, 2006 $
	(Unaudited)
ASSETS
Current Assets
Cash	10,174	30,776
	10,174	30,776

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payables and accrued liabilities	2,498	8,500

STOCKHOLDERS’ EQUITY
Common Stock
Authorized:
100,000,000 common shares authorized, with a $0.001 par value 10,000,000 preferred shares authorized, with a 0.001 par value Issued: 6,487,500 common shares issued and outstanding (October 31, 2006)	6,488	6,488
Additional Paid-In Capital	32,562	32,562
Deficit Accumulated During the Exploration Stage	(31,374)	(16,774)
	7,676	22,276
	10,174	30,776

 (The accompanying notes are an integral part of these financial statements)

Rohat Resource, Inc

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended April 30, 2007 $	For the Six Months Ended April 30, 2007 $	Period From August 25, 2006 (inception) to April 30, 2007 $

Expenses
Incorporation costs	-	-	715
Filings fees and transfer agent	2,607	3,625	3,625
Mineral property costs	-	-	4,844
Professional fees	2,868	10,868	21,868
General administrative	24	107	322
Net Loss	(5,499)	(14,600)	(31,374)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	6,487,500	6,487,500

(The accompanying notes are an integral part of these financial statements)

Rohat Resource, Inc

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Six Months Ended April 30, 2007 $	Period From August 25, 2006 (inception) to April 30, 2007 $
Cash Flows From Operating Activities
Net loss	(14,600)	(31,374)

Change in operating assets and liabilities
Accrued liabilities	(6,002)	2,498
Net Cash Used In Operating Activities	(20,602)	(28,876)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	39,050

Net Cash Provided by Financing Activities	-	39,050

Increase (Decrease) in Cash	(20,602)	10,174

Cash - Beginning	30,776	-

Cash - Ending	10,174	10,174

Supplemental cash flow disclosures
Cash Paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Rohat Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
April 30, 2007
(Expressed in U.S. Dollars)
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2006 included in the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement on Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended April 30, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

Going concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues and unlikely to generate earnings in the immediate or foreseeable future. As at April 30, 2007, the Company has accumulated losses of $31,374 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset and liabilities that might be necessary should the Company be unable to continue as a going concern. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

Item 2. Management's Discussion and Analysis.

Plan of Operation

About Our Claims and Our Company

Our mineral claim (the “Rohat 1 Claim”) is in New Westminster, Similkameen Mining Division in the Province of  British Columbia, Canada are in good standing until September 8, 2007 and have been assigned tenure number 540763 by the Province of British Columbia (the “Province”). The Rohat 1 Claim covers an area of 357 hectares. In order to keep the claims in good standing, we must perform and record exploration work of approximately $1,400 by September 8, 2008 or pay the equivalent amount to the Province in lieu of performing the exploration work.

Exploration Plan

Our initial plan as filed in our SB-2 registration statement on March 2, 2007, calls for performing exploration work on the Rohat 1 Claim of approximately $19,800. We had planned to commence the first phase in May 2007, but have not be able to secure services of a professional geologist / mining engineer, due to competitive exploration conditions in British Columbia and the weather condition. We will commence our program once we overcome this difficulty in locating an available prospecting team and exploration and the weather conditions improve. Our plan is to acquire a company incorporated in Province of Canada for approximately $300 and transfer the Rohat 1 Claim to the subsidiary. We will follow this raising flow-through type financing in the subsidiary for the exploration program. This type of financing is tax effective for Canadian residents.

We anticipate that we will be able to conduct our Phase One exploration on our claims during the 2007 exploration season. If we are able to locate an available prospecting team during the 2007 exploration season, a two-person field crew will drive onto our claims and will stay for a period of eight days. During this period the crew will generally survey the claims seeking any outcroppings and locating streams. The crew will take approximately twenty rock samples and one hundred soil samples. All samples will be bagged and tagged for location, date and time for later analysis. If Phase One occurs during 2007, the samples obtained during this phase will be analyzed at a laboratory and we will review the results in the winter of 2007. We will engage our consulting geologist to interpret the results of Phase One. If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a second phase of exploration.

If the Phase Two exploration plan (“Phase Two”) were to proceed, our consulting geologist has indicated that we should budget approximately $57,600 and it would be conducted in the 2008 exploration season. A geologist and technologist will conduct a magnetometer survey and trenching program over 20 days.

Financial Status

As at April 30, 2007, we had a cash balance of $10,174. Our original budget was anticipated to cover Phase One. However, it has become apparent that we do not currently have sufficient funds to complete Phase One.

We do not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of our common stock or sale of part of our interest in our mineral claims. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund Phase One or Phase Two. In the absence of such financing, our business will fail.

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

•

the results of our proposed exploration programs on the mineral property; and

•

our ability to find joint venture partners for the development of our property interests

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

Accounting and Audit Plan

Our independent auditor is expected to charge approximately $1,500 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. In the next twelve months, management anticipates spending approximately $10,000.

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

If we do not obtain additional financing, our business plan will fail.

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

The Rohat 1 Claims has an expiry date of September 8, 2007, and in order to maintain the tenures in good standing it will be necessary for us to coordinate an agent to perform and record valid exploration work with value of CDN $4 per hectare in anniversary years 1, 2, and 3, and CDN $8 per hectare in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the Rohat 1 Claim.

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future causing us to run out of funds.

We were incorporated on August 25, 2006 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this Report and have incurred total losses of $10,174 from our incorporation to April 30, 2007 (unaudited). Accordingly, you cannot evaluate our business or our future prospects due to our lack of operating history. Even if we do commence operations, at present, we do not know when such operations will commence. In addition, we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.

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

If we do not find a joint venture partner for the continued development of U.S. Rambler Project, we may not be able to advance exploration work.

If the results of Phase One and Phase Two are successful, we may try to enter a joint venture agreement with a partner for the further exploration and possible production on Rohat 1 Claim. We would face competition from other junior mineral resource exploration companies who have properties that they deem to be attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest in the mineral claims to the joint venture partner. If we are unable to enter into a joint venture agreement with a partner, our business may fail.

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

Access to our mineral claims is restricted to the period between June and October of each year due to snow in the area. As a result, any attempts to visit, test, or explore the property are largely limited to these few months of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found.

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

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge; no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

a.

Exhibits

Exhibit Number	Description of Exhibit

3.1*	Articles of Incorporation*

3.2*	Bylaws*

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

ROHAT RESOURCES, INC.
(Registrant)

Date: June 10, 2007

By: /s/ Delara Hussaini

Delara Hussaini
Principal Executive Officer
Principal Financial Officer and Director