Form 10QSB
period 2007-07-31
Rohat Resources, Inc.
filed 2007-09-04
CIK 1383145

FORM 10-QSB FOR PERIOD ENDING JULY 31, 2007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

6,487,500 shares of issuer’s common stock, $0.001 par value, were outstanding at August 24, 2007. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

click here for printer friendly PDF version

PART I. FINANCIAL INFORMATION

Item 1

Financial Statements.

Rohat Resources, Inc.

(An Exploration Stage Company)

Financial Statements

July 31, 2007

(Unaudited)

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Rohat Resource, Inc

(An Exploration Stage Company)

Balance Sheets

	July 31, 2007 $	October 31, 2006 $
	(Unaudited)
ASSETS
Current Assets
Cash	3,062	30,776
	3,062	30,776

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Current Liabilities
Accounts payables and accrued liabilities	1,000	8,500

STOCKHOLDERS’ EQUITY
Common Stock
Authorized:
100,000,000 common shares authorized, with a $0.001 par value 10,000,000 preferred shares authorized, with a 0.001 par value Issued: 6,487,500 common shares issued and outstanding (October 31, 2006)	6,488	6,488
Additional Paid-In Capital	32,562	32,562
Deficit Accumulated During the Exploration Stage	(36,988)	(16,774)
	2,062	22,276
	3,062	30,776

 (The accompanying notes are an integral part of these financial statements)

Rohat Resource, Inc

(An Exploration Stage Company)

Statements of Operations

(Unaudited)

	For the Three Months Ended July 31, 2007 $	For the Nine Months Ended July 31, 2007 $	Period From August 25, 2006 (inception) to July 31, 2007 $

Expenses
Incorporation costs	-	-	715
Filings fees and transfer agent	-	3,625	3,625
Mineral property costs	-	-	4,844
Professional fees	5,594	16,462	27,462
General administrative	20	127	342
Net Loss	(5,614)	(20,214)	(36,988)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	6,487,500	6,487,500

(The accompanying notes are an integral part of these financial statements)

Rohat Resource, Inc

(An Exploration Stage Company)

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended July 31, 2007 $	Period From August 25, 2006 (inception) to July 31, 2007 $
Cash Flows From Operating Activities
Net loss	(20,214)	(36,988)

Change in operating assets and liabilities
Accrued liabilities	(7,500)	1,000
Net Cash Used In Operating Activities	(27,714)	(35,988)

Cash Flows From Financing Activities
Proceeds from issuance of common stock	-	39,050

Net Cash Provided by Financing Activities	-	39,050

Increase (Decrease) in Cash	(7,714)	3,062

Cash - Beginning	30,776	-

Cash - Ending	3,062	3,062

Supplemental cash flow disclosures
Cash Paid For:
Interest	−	−
Income tax	−	−

(The accompanying notes are an integral part of these financial statements)

Rohat Resources, Inc.
(An Exploration Stage Company)
Notes to the Financial Statements
July 31, 2007
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2006 included in the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement on Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended July 31, 2007 are not necessarily indicative of the results that may be expected for the year ending October 31, 2007.

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

Exploration Plan

Our initial plan as filed in our SB-2 registration statement on March 2, 2007, calls for performing exploration work on the Rohat 1 Claim of approximately $19,800. We had planned to commence the first phase in May 2007, but have not be able to secure services of a professional geologist / mining engineer, due to competitive exploration conditions in British Columbia. We will commence our program once we overcome the difficulty in locating an available prospecting team for exploration work, but depends also on the weather conditions. Our plan is to acquire a company incorporated in Province of Canada for approximately $300 and transfer the Rohat 1 Claim to the subsidiary. We will follow this by raising flow-through type financing in the subsidiary for the exploration program. This type of financing is tax effective for Canadian residents.

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

If the Phase Two exploration plan (“Phase Two”) were to proceed, the technical report prepared by our consulting geologist has indicated that we should budget approximately $57,600 and it would be conducted in the 2008 exploration season. A geologist and technologist will conduct a magnetometer survey and trenching program over 20 days.

Financial Status

As at July 31, 2007, we had a cash balance of $3,062. Our original budget was anticipated to cover Phase One. However, it has become apparent that we do not currently have sufficient funds to complete Phase One.

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

We were incorporated on August 25, 2006 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this Report and have incurred total losses of $36,988 from our incorporation to July 31, 2007 (unaudited). Accordingly, you cannot evaluate our business or our future prospects due to our lack of operating history. Even if we do commence operations, at present, we do not know when such operations will commence. In addition, we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.

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

If we do not find a joint venture partner for the continued development of the Rohat 1 Claim, we may not be able to advance exploration work.

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
Date: August 31, 2007
By: /s/ Delara Hussaini
Delara Hussaini Principal Executive Officer Principal Financial Officer and Director