Form 10KSB
period 2007-10-31
Rohat Resources, Inc.
filed 2007-11-15
CIK 1383145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-1399326

ROHAT RESOURCES, INC.

(Name of small business issuer in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	20-5913810 (IRS Identification No.)

2025 Graveley Street
Vancouver, British Columbia, Canada, V5L 3B6
(Address of principal executive offices)

(604) 408-1710
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:  Common Shares, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]     No [   ]

State issuer’s revenues for its most recent fiscal year.   Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.):

On October 31, 2007, 2,487,500 shares of our common stock were held by non-affiliates.  Our common stock is currently listed for quotation on the OTCBB under the symbol ROHT; however there have been no trades. We have a total of 6,487,500 common shares outstanding at October 31, 2007. We have no other class of common equity.

Issuer involved in bankruptcy proceedings during the last five years:

Not applicable\

Documents incorporated by reference:

Exhibits incorporated by Reference under Part IV

Transitional Small Business Disclosure Format (Check one):   Yes [   ]   No [X].

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Available Information

Our Quarterly Reports on Form 10-QSB reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC

PART I.

ITEM 1:

DESCRIPTION OF BUSINESS

 The Company

We were incorporated on August 25, 2006 in the state of Nevada. We are engaged in the business of mineral property exploration. Our President, Delara Hussaini, staked a claim on our behalf (the “Rohat 1 Claim”) whereby we acquired a 100% interest in a map-staked claim covering 357.2 hectares (882.6 acres). The project is called the U.S. Rambler Project. In September 2006, we retained an independent mining engineer to prepare a technical report on the property. The U.S. Rambler Project currently is our sole exploration target. To date, we have not conducted any exploration on our sole exploration target. To keep the claims in good standing, we paid $1,510  and now in good standing till September 8, 2008.

At present, we have no employees other than our President who provides services on a consultant basis. We anticipate that we will be conducting most of our business through agreement with consultants and third parties.

Our principal offices are located at 2025 Graveley Street, Vancouver, British Columbia, Canada, V5L 3B6. Our telephone number is (604) 408-1710.

Property description and locations

The U.S. Rambler Project consists of one mineral claim (Rohat 1, Tenure No: 540763) located in the New Westminster, Similkameen Mining Division of British Columbia, Canada (the “Rohat 1 Claim”). The U.S. Rambler Project area is located approximately 140 km east of Vancouver and 23 km east-northeast of Hope. The Rohat 1 Claim consists of 17 cells totaling an area of 357 hectares. The U.S. Rambler showing is located on the northwest corner of the Rohat 1 Claim.

The Rohat 1 Claim was staked on September 8, 2006 using the British Columbia Mineral Titles Online Internet system. All claims staked in British Columbia require $4.00 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by 8.00per hectare per year thereafter. To keep the claims in good standing, we paid $1,510 and now in good standing till September 8, 2008.

A logging road up Dewdney Creek provides access to the northwest corner of the mineral claim. Much of the area has been logged.

There are no known environmental liabilities. No permits have been applied for or acquired for the proposed work.

History

The general area of the Rohat 1 Claim was explored intermittently from the late 1800’s to the present. Most of the exploration and mining activity was concentrated on Treasure Mountain located to the east of the Rohat 1 Claim.

The U.S. Rambler showing is located on the northeast corner of the Rohat 1 Claim. The U.S. Rambler showing is first mentioned in the 1913 British Columbia Mines Annual Report. A 15-meter adit was driven in the bedded quartzite.

Two of the minor shear zones are located on the Rohat 1 Claim. One of the shear zones is believed to be the U.S. Rambler showing. The other shear zone is located to the south of the U.S. Rambler showing along the south fork of Dewdney Creek.

In 1987, a two-day reconnaissance geological mapping program was conducted on the Argentum Mineral Claim (expired) by Silver Saddle Mines Limited. A portion of the program was done on the Rohat 1 Claim. Conclusions from the program are as follows:

While no mineralized zones were observed in the area traversed, it is concluded that Argentum claim has the potential for hosting silver-bearing base metal veins similar to those on Treasure Mountain. An Exploration program is recommended. (Gov. of B.C. Ministry of Energy, Mines and Petroleum Resources, Geological Branch Assessment Report 17,117)

Deposit Types

The U.S. Rambler showing has a vein, stockwork type deposit similar to the nearby past producing Summit and Treasure Mountain mines. The origin of the deposits is classified as hydrothermal and epigenetic, with carbonate and chloritic alteration. The polymetallic veins contain silver, lead, zinc and minor amounts of gold.

Exploration Plan

Our initial plan as filed in our SB-2 registration statement on March 2, 2007, calls for performing exploration work on the Rohat 1 Claim of approximately $19,800. We had planned to commence the first phase in May 2007, but have not be able to secure services of a professional geologist / mining engineer, due to competitive exploration conditions in British Columbia. We will commence our program once we overcome the difficulty in locating an available prospecting team for exploration work, but depend also on the weather conditions. Our plan is to acquire a company incorporated in Province of Canada for approximately $300 and transfer the Rohat 1 Claim to the subsidiary. We will follow this by raising flow-through type financing in the subsidiary for the exploration program. This type of financing is tax effective for Canadian residents.

We had anticipated that we will be able to conduct our Phase One exploration on our claims during the 2008 exploration season. If we are able to locate an available prospecting team during the 2008 exploration season, a two-person field crew will drive onto our claims and will stay for a period of eight days. During that period the crew will generally survey the claims seeking any outcroppings and locating streams. The crew will take approximately twenty rock samples and one hundred soil samples. All samples will be bagged and tagged for location, date and time for later analysis. If Phase One occurs during 2008, the samples obtained during this phase will be analyzed at a laboratory and we will review the results in the winter of 2008. We plan to engage our consulting geologist to interpret the results of Phase One. If we are able to identify favorable rock formations and structures with elevated metal values we will plan and conduct a second phase of exploration.

If the Phase Two exploration plan (“Phase Two”) were to proceed, the technical report prepared by our consulting geologist has indicated that we should budget approximately $57,600 and it would be conducted in the 2009 exploration season. A geologist and technologist will conduct a magnetometer survey and trenching program over 20 days.

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

Risks Related To Our Business

If we do not obtain additional financing, our business will fail.

Our business plan calls for ongoing expenses in connection with the exploration of the Rohat 1 Claim. We have not generated any revenue from operations to date.  In addition, we will not receive any funds from this offering.

At October 31, 2007, we had cash on hand of $1,984.  Our business plan calls for significant expenses in connection with the exploration of the Rohat 1 Claim.  We do not have sufficient funds to conduct the recommended exploration program on the claim, which is estimated to cost $19,800.  If successful in obtaining financing and it the first phase of the exploration program is successful, we will need additional funds to complete the next phase program.  Even after completing these two phases, we will not know if we have a commercially viable mineral deposit.

We may not be able implement our business plan without obtaining additional financing. If this financing is not available or obtainable, investors may lose a substantial portion or all of their investment. If adequate funds are not available to satisfy our immediate or intermediate capital requirements, we will limit our operations significantly. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. The most likely source of future funds presently available to us is through the sale of additional shares of common stock, which could result in dilution to existing shareholders.

Because we have not yet commenced business operations, it makes evaluating our business difficult.

We were incorporated on August 25, 2006 and to date have been involved primarily in organizational activities.  We have not earned revenues as of the date of this Prospectus and have incurred total losses of $43,476 from our incorporation to October 31, 2007.

Accordingly, you cannot evaluate our business or our future prospects, due to our lack of operating history.  To date, our business development activities have consisted solely of organizational activities.  Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises.  In addition, there is no guarantee that we will commence business operations.  Even if we do commence operations, at present, we do not know when.

Furthermore, prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues.  We therefore expect to incur significant losses into the foreseeable future.  We recognize that if we are unable to generate significant revenues from development of the Rohat 1 Claim and any production of minerals from the claim, we will not be able to earn profits or continue operations.

Because we have only recently commenced business operations, we expect to incur operating losses for the foreseeable future causing us to run out of funds.

We were incorporated on August 25, 2006 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this Report and have incurred total losses of $43,476 from our incorporation to October 31, 2007. Accordingly, you cannot evaluate our business or our future prospects due to our lack of operating history. Even if we do commence operations, at present, we do not know when such operations will commence. In addition, we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.

Furthermore, prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Rohat 1 Claim and any production of minerals from the Rohat 1 Claim, we will not be able to earn profits or continue operations.

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

Substantial expenditures are required for the Company to establish mineralization reserves through drilling, to develop metallurgical processes, to extract the metal from the ore and, in the case of new properties, to develop the mining and processing facilities and infrastructure at any site chosen for mining.

Although substantial benefits may be derived from the discovery of a major mineral deposit, we cannot assure you that the Company will discover minerals in sufficient quantities to justify commercial operations or that it can obtain the funds required for development on a timely basis.  The economics of developing precious and base metal mineral properties is affected by many factors including the cost of operations, variations in the grade of ore mined, fluctuations in metal markets, costs of processing equipment and other factors such as government regulations, including regulations relating to royalties, allowable production, importing and exporting of minerals and environmental protection.

Mineral exploration involves a high degree of risk against which the Company is not currently insured.

Unusual or unexpected rock formations, formation pressures, fires, power outages, labour disruptions, flooding, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labour are risks involved in the operation of mines and the conduct of exploration programs.  The Company has relied on and will continue to rely upon consultants and others for exploration expertise.

It is not always possible to fully insure against such risks and the Company may decide not to take out insurance against such risks as a result of high premiums or other reasons.  Should such liabilities arise, they could reduce or eliminate any future profitability and result in increasing costs and a decline in the value of the Company’s shares.  The Company does not currently maintain insurance against environmental risks relating to the Rohat 1 Claim.

The Company may require permits and licenses that it may not be able to obtain.

Future operations on the Rohat 1 Claim may require additional licenses and permits from various governmental authorities.  There can be no assurance that the Company will be able to obtain all necessary licenses and permits that may be required to conduct exploration, development and mining operations on the Rohat 1 Claim.

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

               The Rohat 1 Claim has an expiry date of September 8, 2008, and in order to maintain the tenures in good standing it will be necessary for us to coordinate an agent to perform and record valid exploration work with value of CDN $4 per hectare in anniversary years 1, 2, and 3, and CDN $8 per hectare in subsequent years or pay the equivalent sum to the Province of British Columbia in lieu of work. Failure to perform and record valid exploration work or pay the equivalent sum to the Province of British Columbia on the anniversary dates will result in forfeiture of title to the Rohat 1 Claim.

We face intense competition in the mining industry.

The resource industry is intensely competitive in all its phases.  The Company competes with many companies possessing greater financial resources and technical facilities for the acquisition of mineral concessions, claims, leases and other mineral interests as well as for the recruitment and retention of qualified employees.

The Company’s operations may be adversely affected by environmental regulations.

The Company’s operations may be subject to environmental regulations promulgated by government agencies from time to time.  Environmental legislation provides for restrictions and prohibitions on spills, and release or emissions of various substances produced in association with certain mining industry operations, such as seepage from tailings disposal areas, which would result in environmental pollution.  A breach of such legislation may result in the imposition of fines and penalties.  In addition, certain types of operations require the submission and approval of environmental impact assessments.  Environmental legislation is evolving in a manner which means that standards, enforcement, fines and penalties for non-compliance are more stringent.  Environmental assessments of proposed projects carry a heightened degree of responsibility for the Company and its directors, officers and consultants.  The cost of compliance with changes in governmental regulations has a potential to reduce the profitability of the Company’s operations.  The Company does not maintain environmental liability insurance.

Management has only limited experience in resource exploration.

The Company’s management, while experienced in business operations, has only limited experience in resource exploration.  None of the directors or officers of the Company have any significant technical training or experience in resource exploration or mining.  The Company relies on the opinions of consulting geologists that it retains from time to time for specific exploration projects or property reviews.  As a result of management’s inexperience, there is a higher risk of the Company being unable to complete its business plan.

We need to continue as a going concern if our business is to succeed.

Our business condition, as indicated in our independent accountant's audit report, raises substantial doubt as to whether we can continue as a going concern. To date, we have completed only part of our business plan and we cannot assure you that we will be able to generate enough revenue to achieve profitability. At this time, we cannot predict with assurance the potential success of our business. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

If we are unable to retain the services of our President, we may not be able to implement our business plan.

We depend on the services of our President, Delara Hussaini, and our success depends on the decisions made by Ms. Hussaini. The loss of the services of Ms. Hussaini could have an adverse effect on our business, financial condition and results of operations. There is no assurance that Ms. Hussaini will not leave us or compete against us in the future, as we presently have no employment agreement with her.  In such circumstance, we may have to recruit qualified personnel with competitive compensation packages, equity participation and other benefits that may affect the working capital available for our operations. Our failure to attract additional qualified employees or to retain the services of Ms. Hussaini could have a material adverse effect on our operating results and financial condition.

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

Any additional funding we arrange through the sale of our common stock will result in dilution to existing shareholders.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted, which dilution will negatively affect the value of an investor's shares.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending October 31, 2007, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2007. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

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

Upon becoming a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business and may prevent us from meeting our normal business obligations.

Estimates of proven and probable reserves are uncertain.

Estimates of proven and probable reserves are subject to considerable uncertainty.  Such estimates are, to a large extent, based on interpretations of geologic data obtained from drill holes and other sampling techniques.

Mineral producers use feasibility studies to derive estimates of cash operating costs based upon anticipated tonnage and grades of ore to be mined and processed, the predicted configuration of the ore body, expected recovery rates of metals from the ore, comparable facility, equipment, and operating costs, and other factors.  Actual cash operating costs and economic returns on projects may differ significantly from original estimates.  Further, it may take many years from the initial phase of drilling before production is possible and, during that time, the economic feasibility of exploiting a discovery may change. At present, Rohat 1 Claim has no known body of commercial mineralization.

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

Mining accidents or other material adverse events at our mining locations may reduce our production levels.

At any one of our various mines, production may fall below historic or estimated levels as a result of mining accidents, such as a pit wall failure in an open pit mine, or cave-ins or flooding at underground mines.  In addition, production may be unexpectedly reduced at a location if, during the course of mining, unfavorable ground conditions or seismic activity are encountered; ore grades are lower than expected; the physical or metallurgical characteristics of the ore are less amenable to mining or treatment than expected; or our equipment, processes or facilities fail to operate properly or as expected.

Risks Relating To Our Common Stock

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

Currently, there is no public market for our securities, and we cannot assure you that any public market will ever develop and it is likely to be subject to significant price fluctuations.

Currently, our stock is listed on the OTCBB.  However, our shares may never be traded on the OTCBB, or, if traded, a public market may not materialize.  Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their stock.

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

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account.  In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

ITEM 2:

DESCRIPTION OF PROPERTY

Our President, Delara Hussaini, staked a claim on our behalf (the “Rohat 1 Claim”) whereby we acquired a 100% interest in a map-staked claim covering 357.2 hectares (882.6 acres). We do not own any real estate in the claims or any other property.  The Rohat 1 Claim currently is our sole exploration target.

Our principal offices are located at 2025 Graveley Street, Vancouver, British Columbia, Canada, V5L 3B6. Our telephone number is (604) 408-1710.

ITEM 3.

LEGAL PROCEEDINGS.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.

SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matter submitted for a vote to the security holders during the year ended October 31, 2007.

PART II

ITEM 5.

        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our Common Stock, par value $.001 is listed for quotation in the OTCBB under the symbol ROHT; however, a limited active trading market has commenced.

As of October 31, 2007, there were 30 holders of record of our Common Stock. A total of 4,000,000 are held by officers and directors, all of which are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition. A total of 2,487,500 shares are unrestricted securities and may be publicly sold at any time, without restriction.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future. At October 31, 2007, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.

ITEM 6.

MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following is a discussion and analysis of our plan of operation for the next year ended October 31, 2008, and the factors that could affect our future financial condition and plan of operation.

This discussion and analysis should be read in conjunction with our financial statements and the notes thereto included elsewhere in this annual report.  Our financial statements are prepared in accordance with United States generally accepted accounting principles.  All references to dollar amounts in this section are in United States dollars unless expressly stated otherwise.  Please see our “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

About Our Claims and Our Company

Our mineral claim (the “Rohat 1 Claim”) in New Westminster, Similkameen Mining Division in the Province of  British Columbia, Canada is in good standing until September 8, 2008 and has been assigned tenure number 540763 by the Province of British Columbia (the “Province”). The Rohat 1 Claim covers an area of 357 hectares. In order to keep the claims in good standing, we must perform and record exploration work of approximately $1,400 by September 8, 2009 or pay the equivalent amount to the Province in lieu of performing the exploration work.

Plan of Operation

Financial Status and Liquidity

As at October 31, 2007, we had a cash balance of $1,984. Our original budget was anticipated to cover Phase One. However, it has become apparent that we do not currently have sufficient funds to complete Phase One.

During the year, our Company incurred the following expenses:

Expenditure	Purpose	Amount
Professional fees	Fees paid or accrued for the examination of the SB2, Form 10KSB and review of our 10-QSB	$ 20,521
Mineral property costs	Fees for in lieu of work	1,510
Filing fees and transfer agent	Edgar filing and transfer agent set-up and maintenance fees	4,526
Other		145
Total		$ 26,702

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

Accounting and Audit Plan

Our independent auditor is expected to charge approximately $1,300 to review our quarterly financial statements and approximately $6,500 to audit our annual financial statements. We expect transfer agent and EDGAR filing fees to amount to $2,000. In the next twelve months, our management anticipates spending approximately $12,500.

Legal Expense Plan

In the next twelve months, our management anticipates spending approximately $2,000 on corporate legal services.

Off-Balance Sheet Arrangements

As of October 31, 2007, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We currently have no employees, other than our executive officers and we do not expect to hire any employees in the foreseeable future.  We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended October 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

ITEM 7.

FINANCIAL STATEMENTS.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of our management that the audited financial statements for the fiscal year ended October 31, 2007 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

Rohat Resources, Inc.
(An Exploration Stage Company)
Financial Statements

October 31, 2007

Index
Report of Independent Registered Public Accounting Firm	F–1
Balance Sheets	F–2
Statements of Operations	F–3
Statements of Cash Flows	F–4
Statement of Stockholders’ Deficit	F–5
Notes to the Financial Statements	F–6

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Rohat Resources, Inc:

We have audited the accompanying balance sheets of Rohat Resources, Inc. (An Exploration Stage Company) as of October 31, 2007 and 2006 and the statements of operations, stockholders’ deficit and cash flows for the year ended October 31, 2007, the period from August 25, 2006 (Inception) to October 31, 2006 and the period from August 25, 2006 (Inception) to October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of October 31, 2007 and 2006 and the results of its operations and its cash flows for the year ended October 31, 2007, the period from August 25, 2006 (Inception) to October 31, 2006 and the period from August 25, 2006 (Inception) to October 31, 2007 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DALE MATHESON CARR-HILTON LABONTE LLP CHARTERED ACCOUNTANTS

November 2, 2007 Vancouver, Canada

Rohat Resources, Inc.
(An Exploration Stage Company)
Balance Sheets

	October 31,	October 31,
	2007	2006

Assets

Current Assets
Cash	$1,984	$30,776
Total Assets	$1,984	$30,776

Liabilities

Current Liabilities
Accounts payable and accrued liabilities	$4,000	$8,500
Due to related party (Note 6)	2,410	-

Total Liabilities	6,410	8,500
Stockholders’ Equity (Deficit)

Common Stock (Note 4)
100,000,000 common shares authorized, with a $0.001 par value
10,000,000 preferred shares authorized, with a $0.001 par value
6,487,500 (2006 – 6,487,500) common shares issued and
outstanding	6,488	6,488
Additional Paid-in Capital	32,562	32,562
Deficit Accumulated During The Exploration Stage	(43,476)	(16,774)
Total Stockholders’ Equity (Deficit)	(4,426)	22,276
Total Liabilities and Stockholders’ Equity (Deficit)	$1,984	$30,776

The accompanying notes are an integral part of these financial statements

Rohat Resources, Inc.
(An Exploration Stage Company)
Statements of Operations

		Period From	Period From
	For the Year	August 25, 2006	August 25, 2006
	Ended October	(Inception) to	(Inception) to
	31, 2007	October 31, 2006	October 31, 2007

Expenses
Filing and transfer agent	$4,526	$-	$4,526
General administrative	145	215	360
Mineral property costs (Note 3)	1,510	4,844	6,354
Incorporation costs	-	715	715
Professional fees	20,521	11,000	31,521
Net loss	$(26,702)	$(16,774)	$(43,476)

Basic and Diluted Net Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number of Shares
Outstanding – Basic and Diluted	6,487,500	4,430,336

The accompanying notes are an integral part of these financial statements

Rohat Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows

		Period From	Period From
	For the Year	August 25, 2006	August 25, 2006
	Ended	(Inception)	(Inception)
	October 31,	to October 31,	to October 31,
	2007	2006	2007
Operating Activities
Net loss	$(26,702)	$(16,774)	$(43,476)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(4,500)	8,500	4,000
Due to related party	2,410	-	2,410
Net Cash Used in Operating Activities	(28,792)	(8,274)	(37,066)
Financing Activities
Proceeds on sale of common shares	-	39,050	39,050
Net Cash From Financing Activities	-	39,050	39,050

Increase (decrease) in Cash	(28,792)	30,776	1,984
Cash, Beginning	30,776	–	–
Cash, Ending	$1,984	$30,776	$1,984
Supplemental cash flow information
Cash paid for:
Interest	$–	$–	$–
Income taxes	$–	$–	$–

The accompanying notes are an integral part of these financial statements

Rohat Resources, Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
Period From August 25, 2006 (Inception) to October 31, 2007

				Deficit
				Accumulated
			Additional	During the
	Common Shares		Paid in	Exploration
	Number	Par Value	Capital	Stage	Total

Balance, August 25, 2006 (Inception)	–	$–	$–	$–	$–
Shares issued for cash
– September 6, 2006 at $0.001	4,000,000	4,000	–	–	4,000
– September 20, 2006 at $0.005	485,000	485	1,940	–	2,425
– September 27, 2006 at $0.01	1,687,500	1,688	15,187	–	16,875
– October 27, 2006 at $0.05	315,000	315	15,435	–	15,750
Net loss	–	–	–	(16,774)	(16,774)
Balance, October 31, 2006	6,487,500	6,488	32,562	(16,774)	22,276
Net loss	–	–	–	(26,702)	(26,702)
Balance, October 31, 2007	6,487,500	$6,488	$32,562	$(43,476)	$(4,426)

The accompanying notes are an integral part of these financial statements

1.

Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on August 25, 2006. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $43,476 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due and ultimately on the ability to generate profitable operations in the future, Management intends to address the going concern issue by funding future operations through the sale of common stock and by director loans, if needed.

2.

Summary of Significant Accounting Policies

a)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States and are expressed in U.S. Dollars. The Company’s fiscal year-end is October 31.

b)

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

c)

Mineral Property Costs

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in  accordance  with  EITF  04-2  when  management  has determined  that  probable future benefits consisting of a contribution to future cash inflows,  have  been  identified  and adequate financial resources are available or are expected to be available  as required to meet  the  terms  of property acquisition and budgeted exploration  and  development  expenditures.  Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met. Mineral property exploration costs are expensed as incurred. When  it  has  been determined  that  a  mineral  property  can  be  economically      developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these   financial   statements,   the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

d)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash. Cash is deposited with a high quality credit institution.

e)

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities and due to related party approximates their fair value because of the short-term maturity of these instruments. The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

f)

Foreign Currency Translation

The Company’s functional currency is the Canadian dollar and reporting currency is the United States dollar. Transactions may occur in Canadian dollars and management has adopted SFAS No. 52 “Foreign Currency Translation”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

g)

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

At October 31, 2007 a full deferred tax asset valuation allowance has been provided and no deferred tax asset benefit has been recorded.

h)

Stock-based Compensation

The Company has not adopted a stock option plan and has not granted any stock options.  Accordingly, no stock-based compensation has been recorded to date.

h)

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

i)

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

j)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

3.

Mineral Property

The Company has staked one mineral claim known as the Rohat 1 Property, located in the New Westminster, Similkameen Mining Division of British Columbia, Canada.  The claim is currently held in trust by the President of the Company for the benefit of the Company.  Upon request by the Company, the title will be transferred to the Company.  To October 31, 2007 the Company has incurred $6,354 of mineral property costs.

4.

Common stock

The total number of authorized common stock that may be issued by the Company is:

100,000,000 common shares of stock with a par value of one tenth of one cent ($0.001) per share; and

10,000,000 preferred shares of stock with a par value of one tenth of one cent ($0.001) per share.

During the period ended October 31, 2006, the Company issued 6,487,500 common shares for total cash proceeds of $39,050.

5.

Income Taxes

The components of the deferred tax asset, the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	October 31, 2007 $	October 31, 2006 $

Net Operating Loss	26,702	16,774
Statutory Tax Rate	34%	34%
Effective Tax Rate	–	–

Deferred Tax Asset	14,782	5,703
Valuation Allowance	(14,782)	(5,703)

Net Deferred Tax Asset	–	–

At October 31, 2007 the Company had non capital losses carried forward of approximately $43,000 which commence expiry in 2026.

6.

Due to Related Party

As at October 31, 2007 $2,410 (2006: $Nil) is owing to a director of the Company. The amount is unsecured, non-interest bearing and has no specified terms of repayment.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A.

CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report, being October 31, 2007, we have carried out an evaluation of the effectiveness of the design and operation of our company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of our company’s management, including our company’s President and Chief Executive Officer.  Based upon that evaluation, our company’s President and Chief Executive Officer concluded that our company’s disclosure controls and procedures are effective as at the end of the period covered by this report.  There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management including our President, Chief Executive Officer, Secretary and Treasurer as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in the preceding paragraph.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name And Position with our Company	Amount Of Beneficial Ownership	Percentage Of Class

Delara Hussaini President, Treasurer, Secretary and Director	3,700,000	57.03%

Angela Hussaini Director	300,000	4.62%

All Officers and Directors as a group	4,000,000	60.65%

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

All directors of our company hold office until the next annual meeting of our shareholders and until such director’s successor is elected and has been qualified, or until such director’s earlier death, resignation or removal.  The following table sets forth the names, positions and ages of our executive officers and directors.  Our board of directors elects officers and their terms of office are at the discretion of our board of directors.

Name	Position Held with the Company	Age	Date First Elected or Appointed
Delara Hussaini	President, Secretary, Treasurer and Director	43	August 25, 2006
Angela Hussaini	Director	42	August 25, 2006

Business Experience

The following is a brief account of the education and business experience during at least the past five years of our directors and executive officers, indicating their principal occupations during that period, and the name and principal business of the organizations in which such occupation and employment were carried out.

Delara Hussaini has been our President, Secretary, Treasurer and a member of the Board of Directors since our inception in August 2006. From October 2004 to present, Ms. Hussaini has been working in the Mining Project Acquisition Division of Kakanda Development, a mineral property acquisition and development firm, as a consultant. From November 1998 to present, Ms. Hussaini also has been working for Aeroguard Company as a passenger screener at Vancouver Airport. Ms. Hussaini obtained a Masters of Science degree in Civil Engineering from the Tajik Polytechnical Institute in Tajikistan in 1987. Delara Hussaini is Angela Hussaini’s sister.

Angela Hussaini has been a member of our Board of Directors since our inception in August 2006. From 1999 to present, Ms. Hussaini has worked for Aeroguard Company as a passenger screener at Vancouver Airport. She obtained a Masters of Science degree in Economics at the Moscow Institute of Oil and Gas in 1988. Angela Hussaini is Delara Hussaini’s sister.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business,  securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings.  We believe that during fiscal year ended October 31, 2007 all filing requirements applicable to our officers, directors and greater than 10% percent beneficial owners were complied with.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time.  Our board of directors has determined that we do not have a board member that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The board of directors of our company do not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors.  In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

ITEM 10.

EXECUTIVE COMPENSATION.

Executive Compensation

The particulars of compensation paid to the following persons:

(a)

our principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the year ended October 31, 2007; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the year ended October 31, 2007, who we will collectively refer to as our named executive officers, of our company for the years ended October 31, 2007, are set out in the following summary compensation table, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation does not exceed $100,000 for the respective fiscal year:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Delara Hussaini President, Secretary, Treasurer and Director	2007	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

We have not entered into any employment agreement or consulting agreement with our current directors and executive officers. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

As at October 31, 2007, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Options Exercised in the Year Ended October 31, 2007 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2007.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended October 31, 2007.

Director Compensation

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended October 31, 2007, we did not pay any compensation or grant any stock options to our directors.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of October 31, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name And Address of Beneficial Owner	Amount Of Beneficial Ownership	Percentage Of Class (1)

Delara Hussaini Vancouver, Canada	3,700,000	57.03%

All Officers and Directors as a group	4,000,000	60.65%

(1)

Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 31, 2007.  As of October 31, 2007, there were 6,487,500 shares of our company’s common stock issued and outstanding.

Change in Control

We are not aware of any arrangement that might result in a change in control of our company in the future.

Equity Plan Compensation Information

Our company does not currently have a stock option plan or other form of equity plan.

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended October 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $50,000 or one percent of the average of our total assets at the year end for inception (August 25, 2006) to October 31, 2006 and the last completed fiscal year ended October 31, 2007:

a.

On our behalf, our president, Delara Hussaini, hold our Goldhawk Property claims in trust.

b.

Our president, Delara Hussaini, has advanced us $2,410.

Transactions with Promoters

We do have promoters and therefore there are no transactions with any promoters.

Corporate Governance

We currently act with two directors, consisting of Delara Hussaini and Angela Hussaini.  Neither Ms. D/ Hussaini nor Ms. A. Hussaini is independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities.  We believe that our board of directors are capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The board of directors of our company do not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors.  In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact the we have not generated any revenues from operations to date.

ITEM 13.

EXHIBITS.

The following exhibits, except for the exhibits marked with an asterisk, and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original From 10-SB Registration Statement, filed on the SEC website at www.sec.gov :

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (*)
3.2	Bylaws (*)
31.1	Certification of President and CFO filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Report on the U.S. Rambler Project, dated September 15, 2006 (*)

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Dale Matheson Carr-Hilton LaBonte, LLP, Chartered Accountants, for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal years ended October 31, 2007 is estimated to be $6,500 and the reviews for our financial statements included in our quarterly reports on Form 10-QSB during the year then ended was $4,770.

Tax Fees

The aggregate fees billed for professional services rendered by our independent principal accountant for tax compliance, tax advice and tax planning for the year ended October 31, 2007 were $NIL.

All Other Fees

We did not incur any other fees, other than described above, for products or services rendered by our independent principal accountant during the year ended October 31, 2007.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors.  Under the policy, the board of directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence.  Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor’s view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Dale Matheson Carr-Hilton LaBonte, LLP, Chartered Accountants and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining their independence.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROHAT RESOURCES, INC.
Date: November 15, 2007

By: /s/ Delara Hussaini

Delara Hussaini
Principal Executive Officer
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ROHAT RESOURCES, INC.
Date: November 15, 2007

By: /s/ Delara Hussaini

Delara Hussaini
Principal Executive Officer
Principal Financial Officer and Director