Form 10-Q
period 2008-01-31
Rohat Resources, Inc.
filed 2008-03-14
CIK 1383145

FORM 10-QSB FOR PERIOD ENDING JANAURY 31, 2008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐      No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☐

6,487,500 shares of issuer’s common stock, $0.001 par value, were outstanding at February 29, 2008. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes ☐      No ☒

ROHAT RESOURCES, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Rohat Resource, Inc
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	January 31, 2008 $	October 31, 2007 $

ASSETS
Current Assets
Cash	281	1,984
	281	1,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payables and accrued liabilities	7,494	4,000
Due to related parties	1,611	2,410
Accounts payables and accrued liabilities	9,105	6,410

STOCKHOLDERS’ DEFICIT
Common Stock
Authorized:
100,000,000 common shares authorized, with a $0.001 par value 10,000,000 preferred shares authorized, with a 0.001 par value Issued: 6,487,500 common shares issued and outstanding	6,488	6,488
Additional Paid-In Capital	32,562	32,562
Deficit Accumulated During the Exploration Stage	(47,874)	(43,476)
	(8,824)	(4,426)
	281	1,984

(The accompanying note is an integral part of these financial statements)

Rohat Resource, Inc
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended January 31, 2008 $	For the Three Months Ended January 31, 2007 $	Cumulative from Period From August 25, 2006 (inception) to January 31, 2008 $

EXPENSES
Filings fees and transfer agent	498	1,018	5,024
General administrative	248	83	715
Incorporation cost			608
Mineral property costs	—	—	6,354
Professional fees	3,652	8,000	35,173
NET LOSS	4,398	9,101	47,874

LOSS PER SHARE - BASIC AND DILUTED	0.00	0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	6,487,500	6,487,500

(The accompanying note is an integral part of these financial statements)

Rohat Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended January 31, 2008 $	For the Three Months Ended January 31, 2007 $	Cumulative from Period From August 25, 2006 (inception) to January 31, 2008 $

Operating Activities

Net loss	$(4,398)	$(9,101)	$(47,874)

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	3,494	4,128	7,494
Due to related party	(799)	—	1,611
Net Cash Used in Operating Activities	(1,703)	(4,973)	(38,769)

Financing Activities

Proceeds on sale of common shares	—	—	39,050
Net Cash From Financing Activities	—	—	39,050

Increase (decrease) in Cash	(1,703)	(4,973)	281

Cash, Beginning	1,984	30,776	—
Cash, Ending	$281	$25,803	$281

(The accompanying note is an integral part of these financial statements)

Rohat Resources, Inc.
(An Exploration Stage Company)
Note to the Financial Statements
January 31, 2008
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2007 included in the Company’s Registration Statement on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement on Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

Item 2.  Management's Discussion and Analysis.

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

 Business: About Our Claims and Our Company

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

Our principal offices are located at 2025 Graveley Street, Vancouver, British Columbia, Canada, V5L 3B6. Our telephone number is (604) 408-1710

Plan of Operation

The following is a discussion and analysis of our plan of operation for the next year ended October 31, 2008, and the factors that could affect our future financial condition and plan of operation. Please see our “Note on Forward Looking Statements” and “Risk Factors” for a list of our risk factors.

Financial Status and Liquidity

As at January 31, 2008, we had a cash balance of $281. Our original budget was anticipated to cover Phase One. However, it has become apparent that we do not currently have sufficient funds to complete Phase One.

During the three months ended January 31, 2008, our Company incurred the following expenses:

Expenditure	Purpose	Amount
Professional fees	Fees for the examination of the Form 10KSB and review of our 10-QSB	$ 3,652
Filing fees and transfer agent	Edgar filing	498
General administrative		248
Total		$ 4,398

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

Financial Status

As at January 31, 2008, we had a cash balance of $281. Our original budget was anticipated to cover Phase One. However, it has become apparent that we do not currently have sufficient funds to complete Phase One.

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

Accounting and Audit Plan

Our independent auditor is expected to charge approximately $1,300 to review our quarterly financial statements and approximately $5,000 to audit our annual financial statements. We expect transfer agent and EDGAR filing fees to amount to $2,000. In the next twelve months, our management anticipates spending approximately $12,500.

Legal Expense Plan

In the next twelve months, our management anticipates spending approximately $2,000 on corporate legal services.

Off-Balance Sheet Arrangements

As of January 31, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Our Company is exposed to a variety of market risks, including changes in interest rates affecting the return on its cash and cash equivalents and short-term investments and fluctuations in foreign currency exchange rates; but due to our present financial situation, we are not extensively exposed.

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our chief executive officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A.  Risks Factors

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

At January 31, 2008, we had cash on hand of $281 and amounts owing to third parties totaling $7,494. Our business plan calls for significant expenses in connection with the exploration of the Rohat 1 Claim. We do not have sufficient funds to conduct the recommended exploration program on the claim, which is estimated to cost $19,800. If successful in obtaining financing and it the first phase of the exploration program is successful, we will need additional funds to complete the next phase program. Even after completing these two phases, we will not know if we have a commercially viable mineral deposit.

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

We were incorporated on August 25, 2006 and to date have been involved primarily in organizational activities. We have not earned revenues and have incurred total losses of $47,874 from our incorporation to January 31, 2008.

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

We were incorporated on August 25, 2006 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this Report and have incurred total losses of $47,874 from our incorporation to January 31, 2008. Accordingly, you cannot evaluate our business or our future prospects due to our lack of operating history. Even if we do commence operations, at present, we do not know when such operations will commence. In addition, we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.  Defaults Upon Senior Securities

Not applicable

Item 4.  Submission of Matter to a Vote of Securities Holders

Not applicable

Item 5.  Other information

Formation of Subsidiary

On February 20, 2008, the Registrant formed a subsidiary, Greenview Power, Inc. (“Greenview”), organized under the laws of the State of Minnesota.

Greenview is authorized to issue 10,000 shares of common stock, par value $0.01. The Registrant owns 1,000 shares of common stock, representing all of the issued and outstanding shares of Greenview. Under the Articles of Incorporation of Greenview, shareholders of the Company have no preemptive rights and no rights to cumulative voting. Directors of Greenview are elected by majority vote, and Greenview has eliminated director liability in certain instances.

The Registrant formed Greenview as a vehicle to evaluate its entrance into the alternative energy industry, in order to research, promote, and invest in the use of renewable energy sources. Due to the intense focus on the elimination of greenhouse gases from the use of alternative energy sources, management has strategically decided to make an initial investment of time, money and capital into the exploration of such industry.

The intent is for Greenview to evaluate various industries in this green space, including wind power, solar power, and geothermal energy, as well as bio-fuels. Entry into alternative energy sources industry will require the thorough evaluation of these types of alternative energy sources. Such alternative energy sources are a primary focus in efforts to reduce pollutants and greenhouse gases.

In connection with the Registrant’s interest in the alternative energy sources industry, the Registrant will likely engage consultants with expertise in the area. Further, the Registrant has agreed in principle with John Prinz to serve as its CEO. Mr. Prinz has been involved as a hands-on investor in various alternate energy companies. He is currently a partner of Greenview Capital, LLC, which focuses its investment in ecologically relevant companies, including alternative energy companies.

Item 6.  Exhibits

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROHAT RESOURCES, INC.
Date:  February 28, 2008

By:  /s/ Delara Hussaini

Delara Hussaini
Principal Executive Officer
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ROHAT RESOURCES, INC.
Date:  February 28, 2008

By:  /s/ Delara Hussaini

Delara Hussaini
Principal Executive Officer
Principal Financial Officer and Director