Form 10-Q/A
period 2008-01-31
Rohat Resources, Inc.
filed 2008-03-28
CIK 1383145

FORM 10-QSB FOR PERIOD ENDING JANAURY 31, 2008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

ROHAT RESOURCES, INC.

PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements.

Rohat Resource, Inc
(An Exploration Stage Company)
Balance Sheets
(Unaudited)
	January 31, 2008	October 31, 2007
	$	$
ASSETS
Current Assets
Cash	281	1,984
	281	1,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payables and accrued liabilities	7,494	4,000
Due to related parties	1,611	2,410
Accounts payables and accrued liabilities	9,105	6,410

STOCKHOLDERS’ DEFICIT
Common Stock
Authorized:
100,000,000 common shares authorized, with a $0.001 par value 10,000,000 preferred shares authorized, with a 0.001 par value Issued: 6,487,500 common shares issued and outstanding	6,488	6,488
Additional Paid-In Capital	32,562	32,562
Deficit Accumulated During the Exploration Stage	(47,874)	(43,476)
	(8,824)	(4,426)
	281	1,984

(The accompanying note is an integral part of these financial statements)

Rohat Resource, Inc
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended January 31, 2008	For the Three Months Ended January 31, 2007	Cumulative from Period From August 25, 2006 (inception) to January 31, 2008
	$	$	$
EXPENSES
Filings fees and transfer agent	498	1,018	5,024

General administrative	248	83	608
Incorporation cost			715
Mineral property costs	-	-	6,354

Professional fees	3,652	8,000	35,173
NET LOSS	4,398	9,101	47,874

LOSS PER SHARE - BASIC AND DILUTED	0.00	0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	6,487,500	6,487,500

(The accompanying note is an integral part of these financial statements)

Rohat Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Three Months Ended January 31, 2008	For the Three Months Ended January 31, 2007	Cumulative from Period From August 25, 2006 (inception) to January 31, 2008
	$	$	$
Operating Activities
Net loss	$(4,398)	$(9,101)	$(47,874)

Changes in operating assets and liabilities

Accounts payable and accrued liabilities	3,494	4,128	7,494
Due to related party	(799)	-	1,611

Net Cash Used in Operating Activities	(1,703)	(4,973)	(38,769)

Financing Activities

Proceeds on sale of common shares	-	-	39,050

Net Cash From Financing Activities	-	-	39,050

Increase (decrease) in Cash	(1,703)	(4,973)	281

Cash, Beginning	1,984	30,776	-

Cash, Ending	$281	$25,803	$281

(The accompanying note is an integral part of these financial statements)

Rohat Resources, Inc.
(An Exploration Stage Company)
Note to the Financial Statements
January 31, 2008
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the period ended October 31, 2007 included in the Company’s Registration Statement on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement on Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended January 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008

Item 2. Management's Discussion and Analysis.

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

During the three months ended January 31, 2008, our Company incurred the following expenses:

Expenditure	Purpose	Amount
Professional fees	Fees for the examination of the Form 10KSB and review of our 10-QSB	$3,652
Filing fees and transfer agent	Edgar filing	498
General administrative		248
Total		$4,398

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

Item 3 Quantitative and Qualitative Disclosures about Market Risk

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

PART II OTHER INFORMATION

Item 1 Legal Proceedings

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 1A Risks Factors

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

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3 Defaults Upon Senior Securities

Not applicable

Item 4 Submission of Matter to a Vote of Securities Holders

Not applicable

Item 5 Other information

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

Item 6 Exhibits

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

ROHAT RESOURCES, INC. Date: March 28, 2008

By:	/s/ Delara Hussaini
Delara Hussaini Principal Executive Officer Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ROHAT RESOURCES, INC. Date: March 28, 2008

By:	/s/ Delara Hussaini
Delara Hussaini Principal Executive Officer
Principal Financial Officer and Director