Form 10-Q
period 2008-04-30
Rohat Resources, Inc.
filed 2008-06-16
CIK 1383145

FORM 10-QSB FOR PERIOD ENDING APRIL 30, 2008

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

6,487,500 shares of issuer’s common stock, $0.001 par value, were outstanding at April 30, 2008. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes ☐ No ☒

ROHAT RESOURCES, INC.

PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements.

Rohat Resource, Inc
(An Exploration Stage Company)
Balance Sheets
(Unaudited)

	April 30, 2008	October 31, 2007

ASSETS
Current Assets
Cash	$262	$1,984
Total Current Assets	$262	$1,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$24,775	$4,000
Due to related parties	1,611	2,410
Total Current Liabilities	26,386	6,410

STOCKHOLDERS’ DEFICIENCY
Common Stock Authorized:	-	-
10,000,000 preferred shares authorized, with a 0.001 par value, none issued Issued: 100,000,000 common shares authorized, with a $0.001 par value; 6,487,500 shares issued and outstanding	6,488	6,488
Additional Paid-In Capital	32,562	32,562
Deficit Accumulated During the Exploration Stage	(65,174)	(43,476)
	(26,124)	(4,426)
	$262	$1,984

See Note to Financial Statements

Rohat Resource, Inc
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Cumulative from
					period August 25,
	Three months ended April 30		Six months ended April 30		2006 (inception) to
					April 30
	2008	2007	2008	2007	2008

EXPENSES
Filing fees and transfer agent	$-	$2,607	$498	$3,625	$5,024
General administrative	19	24	267	107	627
Incorporation cost	-	-	-	-	715
Mineral property cost	-	-	-	-	6,354
Professional fees	17,281	2,868	20,933	10,868	52,454
NET LOSS	$17,300	$5,499	$21,698	$14,600	$65,174

LOSS PER SHARE - BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES
OUTSTANDING - BASIC AND DILUTED	6,487,500	6,487,500	6,487,500	6,487,500

See Note to Financial Statements

Rohat Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

					Cumulative from
					period August 25,
	Three months ended April 30		Six months ended April 30		2006 (inception) to
					April 30
	2008	2007	2008	2007	2008

Operating Activities
Net Loss	$(17,300)	$(5,499)	$(21,698)	$(14,600)	$(65,174)

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	17,281	(10,130)	20,775	(6,002)	24,775
Due to related party	0	0	(799)	0	1,611
Net Cash Used in Operating Activities	(19)	(15,629)	(1,722)	(20,602)	(38,788)

Financing Activities

Proceeds on sale of common shares	-	-	-	-	39,050
Net Cash Used in Operating Activities	-	-	-	-	39,050

Increase (decrease) in cash	(19)	(15,629)	(1,722)	(20,602)	262
Cash, beginning of period	281	25,803	1,984	30,776	-
Cash, End of period	$262	$10,174	$262	$10,174	$262

See Note to Financial Statements

Rohat Resources, Inc.
(An Exploration Stage Company)
Note to the Financial Statements
April 30, 2008
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. They may not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2007 included in the Company’s Registration Statement on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Registration Statement on Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended April 30, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008

Item 2. Management's Discussion and Analysis.

Forward Looking Statements

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “intend,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

At present, we have no employees other than our President, who serves as our sole officer and director, and who provides services on a consulting basis. We anticipate that we will be conducting most of our business through agreement with consultants and third parties.

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

Financial Status and Liquidity

As at April 30, 2008, we had a cash balance of $262. Our original budget was anticipated to cover Phase One. However, it has become apparent that we do not currently have sufficient funds to complete Phase One.

During the three months ended April, 2008, our Company incurred the following expenses:

Expenditure	Purpose	Amount
Professional fees	Legal and related fees	$17,281
General administrative		19
Total		$17,300

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

Financial Status

As at April 30, 2008, we had a cash balance of $262. Our original budget was anticipated to cover Phase One. However, it has become apparent that we do not currently have sufficient funds to complete Phase One.

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

Accounting and Audit Plan

Our independent auditor is expected to charge approximately $2,500.00 to review our quarterly financial statements and approximately $10,000.00 to audit our annual financial statements. We expect transfer agent and EDGAR filing fees to amount to $1,000.00. In the next twelve months, our management anticipates spending approximately $20,000.00.

Legal Expense Plan

In the next twelve months, our management anticipates spending approximately $7,500.00 on corporate legal services.

Off-Balance Sheet Arrangements

As of April 30, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

At April 30, 2008, we had cash on hand of $262 and amounts owing to third parties totaling $17,281. Our business plan calls for significant expenses in connection with the exploration of the Rohat 1 Claim. We do not have sufficient funds to conduct the recommended exploration program on the claim, which is estimated to cost $19,800. If successful in obtaining financing and it the first phase of the exploration program is successful, we will need additional funds to complete the next phase program. Even after completing these two phases, we will not know if we have a commercially viable mineral deposit.

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

We were incorporated on August 25, 2006 and to date have been involved primarily in organizational activities. We have not earned revenues and have incurred total losses of $65,174 from our incorporation to April 30, 2008.

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

We were incorporated on August 25, 2006 and to date have been involved primarily in organizational activities. We have not earned revenues as of the date of this Report and have incurred total losses of $65,174 from our incorporation to April 30, 2008. Accordingly, you cannot evaluate our business or our future prospects due to our lack of operating history. Even if we do commence operations, at present, we do not know when such operations will commence. In addition, we can provide no assurance to investors that we will generate any operating revenues or ever achieve profitable operations.

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

Our business condition, as indicated in our independent registered public accounting firm report for the fiscal year ending October 31, 2007, raises substantial doubt as to whether we can continue as a going concern. To date, we have completed only part of our business plan and we cannot assure you that we will be able to generate enough revenue to achieve profitability. At this time, we cannot predict with assurance the potential success of our business. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.

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

Not applicable

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
Date: June 16, 2008

By: /s/ Delara Hussaini

Delara Hussaini
Principal Executive Officer
Principal Financial Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ROHAT RESOURCES, INC.
Date: June 16, 2008

By: /s/ Delara Hussaini

Delara Hussaini
Principal Executive Officer
Principal Financial Officer and Director