Form 10-Q
period 2008-07-31
Rohat Resources, Inc.
filed 2008-09-12
CIK 1383145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 333-1399326

ROHAT RESOURCES, INC.
(Name of small business issuer in its charter)

NEVADA	20-5913810
(State or other jurisdiction of incorporation or organization)	(IRS Identification No.)

2025 Graveley Street
Vancouver, British Columbia, Canada, V5L 3B6
(Address of principal executive offices)

(604) 408-1710
(Issuer’s telephone number)

Indicate by check mark whether the registrant 91) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes  ☐No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☒ Yes   ☐ No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court.     ☐Yes  ☐No  ☒N/A

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class – Common Stock, 6,487,500 shares outstanding as of July 31, 2008.

ROHAT RESOURCES, INC.

PART I.  FINANCIAL INFORMATION

Item 1  Financial Statements.

Rohat Resource, Inc
(An Exploration Stage Company)
Balance Sheets

	July 31, 2008	October 31, 2007
	(Unaudited)

ASSETS
Current Assets
Cash	$68	$1,984
Total Current Assets	$68	$1,984

LIABILITIES AND STOCKHOLDERS’ DEFICIT

LIABILITIES
Current Liabilities
Accounts payable and accrued liabilities	$26,773	$4,000
Due to related parties	9,809	2,410
Total Current Liabilities	36,582	6,410

STOCKHOLDERS’ DEFICIENCY

Preferred stock, $0.001 par value; authorized 10,000,000 shares, none issued	-	-
Common stock, $0.001 par value, authorized 100,000,000 shares; 6,487,500 shares issued and outstanding	6,488	6,488
Additional Paid-In Capital	32,562	32,562
Deficit Accumulated During the Exploration Stage	(75,564)	(43,476)
	(36,514)	(4,426)
	$68	$1,984

See Note to Financial Statements

Rohat Resource, Inc
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					Cumulative from
					period August 25,
	Three months ended July 31		Nine months ended July31		2006 (inception) to
					July 31
	2008	2007	2008	2007	2008

EXPENSES

Filing fees and transfer agent	$3,738	$-	$4,236	$3,625	$8,762

General administrative	19	20	286	127	646

Incorporation cost	-	-	-	-	715

Mineral property cost	-	-	-	-	6,354

Professional fees	6,633	5,594	27,566	16,462	59,087

NET LOSS	$10,390	$5,614	$32,088	$20,214	$75,564

LOSS PER SHARE - BASIC AND DILUTED	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC AND DILUTED	6,487,500	6,487,500	6,487,500	6,487,500

See Note to Financial Statements

Rohat Resources, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			Cumulative from
			period August 25,
	Nine months ended July 31		2006 (inception) to
			July 31
	2008	2007	2008

Operating Activities
Net Loss	$(32,088)	$(20,214)	$(75,564)

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	22,773	(7,500)	26,773
Due to related party	7,399	0	9,809
Net Cash Used in Operating Activities	(1,916)	(27,714)	(38,982)

Financing Activities

Proceeds on sale of common shares	-	-	39,050
Net Cash Provided by Operating Activities	-	-	39,050

Increase (decrease) in cash	(1,916)	(27,714)	68
Cash at beginning of period	1,984	30,776	-
Cash at end of period	$68	$3,062	$68

Supplemental disclosures of cash flows information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See Note to Financial Statements

Rohat Resources, Inc.
(An Exploration Stage Company)
Note to the Financial Statements
July 31, 2008
(Unaudited)

Note 1. Basis of Presentation

Unaudited Interim Financial Statements

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended October 31, 2007 included in the Company’s Registration Statement on Form 10-KSB filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Annual Report on Form 10-KSB. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended July 31, 2008 are not necessarily indicative of the results that may be expected for the year ending October 31, 2008.

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

Business: About Our Claims and Our Company

We were incorporated on August 25, 2006 in the state of Nevada. We are engaged in the business of mineral property exploration. Our President, Delara Hussaini, staked a claim on our behalf (the “Rohat 1 Claim”) whereby we acquired a 100% interest in a map-staked claim covering 357.2 hectares (882.6 acres). The project is called the U.S. Rambler Project. In September 2006, we retained an independent mining engineer to prepare a technical report on the property. The U.S. Rambler Project currently is our sole exploration target. To date, we have not conducted any exploration on our sole exploration target. To keep the claims in good standing, we paid $1,510, and the claims are now in good standing until September 8, 2008. In order to keep the claims in good standing, we must perform and record exploration work of approximately $1,400 by September 8, 2009 or pay the equivalent amount to the Province in lieu of performing the exploration work.

At present, we have no employees. Our President, who serves as our sole officer and director, provides services on a consulting basis. We anticipate that we will be conducting most of our business through agreement with consultants and third parties.

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

Financial Status and Liquidity

As at July 31, 2008, we had a cash balance of $68. Our original budget was anticipated to cover Phase One. However, it has become apparent that we do not currently have sufficient funds to complete Phase One.

During the three months ended July 31, 2008, our Company incurred the following expenses:

Expenditure	Purpose	Amount
Professional fees	Legal and accounting fees	$6,633
General administrative		19
Total		$6,652

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

Accounting and Audit Plan

Our independent auditor is expected to charge approximately $2,500 to review our quarterly financial statements and approximately $10,000 to audit our annual financial statements. We expect transfer agent and EDGAR filing fees to amount to an aggregate of $1,000. In the next twelve months, our management anticipates spending approximately $20,000.

Legal Expense Plan

In the next twelve months, our management anticipates spending approximately $7,500 on corporate legal services.

Off-Balance Sheet Arrangements

As of July 31, 2008, our company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

Employees

We currently have no employees, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

Going Concern

Due to the uncertainty of our ability to meet our current operating and capital expenses, in the report on the annual financial statements for the year ended October 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

At July 31, 2008, we had cash on hand of $68 and amounts owing to third parties totaling $26,773. Our business plan calls for significant expenses in connection with the exploration of the Rohat 1 Claim. We do not have sufficient funds to conduct the recommended exploration program on the claim, which is estimated to cost $19,800. If successful in obtaining financing and if the first phase of the exploration program is successful, we will need additional funds to complete the next phase program. Even after completing these two phases, we will not know if we have a commercially viable mineral deposit.

We may not be able to implement our business plan without obtaining additional financing. If this financing is not available or obtainable, investors may lose a substantial portion or all of their investment. If adequate funds are not available to satisfy our immediate or intermediate capital requirements, we will limit our operations significantly. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. The most likely source of future funds presently available to us is through the sale of additional shares of common stock, which could result in dilution to existing shareholders.

Because we have not yet commenced business operations, it makes evaluating our business difficult.

We were incorporated on August 25, 2006 and to date have been involved primarily in organizational activities. We have not earned revenues and have incurred total losses of $75,564 from our incorporation to July 31, 2008.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we were required, beginning with our fiscal year ending October 31, 2007, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2007. Furthermore, our independent registered public accounting firm was required to attest to whether our assessment of the effectiveness of our internal control over financial reporting was fairly stated in all material respects and separately report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of October 31, 2007. We incurred additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our ongoing testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

The costs to meet our reporting and other requirements as a public company subject to the Securities Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

Since becoming a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, we have incurred ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases. These obligations will reduce our ability and resources to fund other aspects of our business and may prevent us from meeting our normal business obligations.

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

The following exhibits, except for the exhibits marked with an asterisk, and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original From 10-SB Registration Statement, filed on the SEC website at www.sec.gov :

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (*)
3.2	Bylaws (*)
31.1	Certification of President filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROHAT RESOURCES, INC.
Date: September 12, 2008

By: /s/ Delara Hussaini

Delara Hussaini
Principal Executive Officer
Principal Financial Officer and Director