Form 10-K
period 2008-10-31
Rohat Resources, Inc.
filed 2009-01-29
CIK 1383145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from           to

Commission file number: 333-1399326

ROHAT RESOURCES, INC.
 (Name of registrant as specified in its charter)

Nevada	26-5913810
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

990 Cedar Bridge Avenue, Suite B7-211
Brick, NJ	08723
(Address of principal executive offices)	(Zip code)

732-604-8580
(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
Common Shares, par value $0.001

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes☐    No☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.   Yes☐    No☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

            Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes ☒ No ☐

As of April 30, 2008 (the last business day of the Registrant’s most recently completed second fiscal quarter), 2,487,500 shares of our common stock were held by non-affiliates.  Our common stock is currently listed for quotation on the OTCBB under the symbol ROHT; however, there have been no trades.

The number of shares of the Registrant’s common stock, $0.001, outstanding at January 29, 2009 was 6,487,500.  We have no other classes of common equity.

TABLE OF CONTENTS

PART I

Item 1	BUSINESS

Overview

The Company is a corporation organized in the State of Nevada on August 25, 2006.  Our principal offices are located at 990 Cedar Bridge Avenue, Suite B7-211, Brick, NJ  08723. Our telephone number is 732-604-8580.

We are an exploration stage company with no revenues and a limited operating history.  Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

Delara Hussaini, our former officer and director, owned a 100% interest in a map-staked claim covering 357.2 hectares (882.6 acres) in the New Westminster, Similameen Mining Division of the Canadian province of British Columbia (the “Rohat 1 Claim”). The project is called the U.S. Rambler Project.  In September 2006, we retained an independent mining engineer to prepare a technical report on the property, but we never conducted any exploration on the Rohat 1 Claim, and effective September 9, 2008, we forfeited the Rohat 1 Claim. The U.S. Rambler Project currently was our sole exploration target.  In order to keep the Rohat 1 Claim in good standing, we were required to perform and record exploration work of approximately $1,400 by September 8, 2008 or pay the equivalent amount to the Province in lieu of performing the exploration work.  We opted to neither proceed with the exploration work nor pay the fee to the Province, and accordingly, our rights to the Rohat 1 Claim expired as of September 9, 2008.

Mineral property exploration is typically conducted in phases. We never commenced the initial phase of exploration on the U.S. Rambler Project.  However, our geologist recommended the exploration work based on the results from the most recent phase of technical and area review.  After completion of each phase of exploration and analysis of the results, a decision would be made as to whether to proceed with each successive phase. Our President would make this decision based upon the recommendations of our mining engineer.  Our goal in exploration of the U.S. Rambler Project was to ascertain whether it possesses economic quantities of polymetallic veins.

Geological Report

We retained the services of Brian Simmons, P. Eng., a professional mining engineer of Rodell Enterprises, Ltd., to complete an evaluation of the Rohat 1 Claim and to prepare a geology report on the claim.

Mr. Simmons is a professional mining engineer who graduated from the Colorado School of Mines in 1981 with a Bachelor of Science degree in Mining Engineering. Mr. Simmons is a member of the Association of Professional Engineers and Geoscientists of British Columbia and is a registered Professional Engineer (License #15588). Mr. Simmons has been engaged in the study and practice of the geological profession for over 25 years.

Based on his review, in his report dated September 15, 2006, Mr. Simmons recommended a two-phase program of exploration on the U.S. Rambler Project.

The first phase of exploration would consist of geological mapping and sampling. Geological mapping involves plotting previous exploration data relating to a property area on a map in order to determine the best property locations to conduct subsequent exploration work. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization. Geological mapping consist of our consulting geologist and his assistant completing a detailed mapping, gathering soil samples from property areas with the most potential to host economically significant mineralization based on past exploration results. All samples gathered will be sent to a laboratory where they are crushed and analyzed for metal content.

At the time of the mining report, it was estimated that the first phase of exploration would cost $19,800.

Upon the completion of the exploration program, we would review the geologist’s report discussing the results and conclusions of the program and seek a recommendation for additional exploration work on the U.S. Rambler Project, which would include a magnetometer survey and trenching.

Property description and locations

The U.S. Rambler Project consists of one mineral claim (Rohat 1, Tenure No: 540763) located in the New Westminster, Similkameen Mining Division of British Columbia, Canada.  The U.S. Rambler Project area is located approximately 140 km east of Vancouver and 23 km east-northeast of Hope. The Rohat 1 Claim consists of 17 cells totaling an area of 357 hectares. The U.S. Rambler showing is located on the northwest corner of the Rohat 1 Claim.

The Rohat 1 Claim was staked on September 8, 2006 using the British Columbia Mineral Titles Online Internet system. All claims staked in British Columbia require $0.40 per hectare worth of assessment work to be undertaken in year 1 through 3, followed by $0.80 per hectare per year thereafter.

A logging road up Dewdney Creek provides access to the northwest corner of the mineral claim. Much of the area has been logged.

There are no known environmental liabilities. No permits have been applied for or acquired for the proposed work.

Accessibility, climate, local resources, infrastructure and physiography

Topography, elevation and vegetation

The Rohat 1 Claim is located within the Hozameen Range, which is characterized by high, rugged mountains separated by narrow, deeply incised valleys. The Rohat 1 Claim is situated on the western slope of Summit Mountain and on the headwaters of Dewdney Creek. Elevations on the mineral claim range from 900 meters in the Northwest corner, to over 1700 meters on the Southeastern portion. The area is forested with fir, spruce and cedar trees.

Access to the Property

The mineral claim is accessible from the Coquihalla Highway at the Carolin Mine turnoff, approximately 21-road kilometers northeast of Hope. From the highway turnoff, another 12 kilometers is traveled along a logging road up Dewdney Creek. The lower part of the logging road is in good condition, but the remainder has several poor sections. A four-wheel drive vehicle is required to travel the latter part of the road.

Proximity to Population Center

The city of Hope is the closest major population center. Traveling by car, the Rohat 1 Claim is located about 33 kilometers from Hope. Vancouver is about 150 kilometers west of Hope.

Climate

Snow normally covers the claims from the end of September to late June.

Surface Areas

The lower part of the valley along Dewdney Creek has been logged. The upper slopes of the valley are partly logged in areas.

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

While no mineralized zones were observed in the area traversed, it is concluded that Argentum claim has the potential for hosting silver-bearing base metal veins similar to those on Treasure Mountain. An Exploration program is recommended. (Gov. of B.C. Ministry of Energy, Mines and Petroleum Resources, Geological Branch Assessment Report 17,117)

Geological Setting

The area is underlain by Lower-Middle Jurassic Dewdney Creek Formation (Ladner Group) tuffaceous sediments comprised of volcanic sandstone, siltstone, tuff, and argillite with interlayered fossiliferous limestone. These rocks are separated from the Lower-Upper Cretaceous Pasayten Group sediments to the east, by the major northwest trending Chuwanten fault.

The U.S. Rambler showing occurs in bedded quartzite which strikes 015 degrees. There is minor shearing along the bedding planes. The rock is altered and oxidized with extensive limonitic staining. Vein filling along these shears is comprised mainly of altered hostrock and contains disseminated pyrite, galena and sphalerite. (Gov. of B.C. Ministry of Energy, Mines and Petroleum Resources, MINFILE No. 092HSW045, Capsule Geology).

Deposit Types

The U.S. Rambler showing has a vein, stockwork type deposit similar to the nearby past producing Summit and Treasure Mountain mines. The origin of the deposits is classified as hydrothermal and epigenetic, with carbonate and chloritic alteration. The polymetallic veins contain silver, lead, zinc and minor amounts of gold.

Adjacent Properties

a.   Blackjack Showing

The Blackjack showing is located to the immediate west of the Rohat 1 Claim and is described as follows:

The Blackjack showing is hosted by interbedded tuff, quartzite and argillite which are crosscut by a coarse grained, black felsic dike trending between north and north-northeast. The main showing, located on the west side of the junction of Dewdney Creek, is exposed in an open cut about 6 meters from the creek. Disseminated pyrite, galena and sphalerite occurs in an oxidized band which ranges from 25 to 30 centimeters in width, and consists of sheared and altered wallrock (Gov. of B.C. Ministry of Energy, Mines and Petroleum Resources, MINFILE No. 092HSW046, Detail Report).

b. Halls Showing

The Halls showing is located 500 meters south of the Rohat 1 Claim and is described as follows:

The Halls showing is hosted by bedded quartzite which trends 090 degrees. The quartzite consists of alternating gray and limonitic bands which are highly fractured and blocky in places. Fine-grained pyrite is disseminated throughout the grey bands while the oxidized limonitic bands host some disseminated sphalerite and galena. Several opencuts were excavated in the oxidized bands. In 1913, a sample taken across 1.2 meters assayed 0.69 grams per ton gold and 24.0 grams per ton silver. (Gov. of B.C. Ministry of Energy, Mines and Petroleum Resources, MINFILE No. 092HSW047, Capsule Geology)

c.  Argentum Showing

The Argentum showing is located approximately 300 meters east of the Rohat 1 Claim and is described as follows:

The Argentum occurrence is underlain by north-northwest striking (340-350 degrees), west dipping (60 degrees) volcanic sediments consisting of sandstone, conglomerate, agglomerate, tuff and argillaceous tuff intruded by dioritic sills and dikes. Shearing along dike contacts is sometimes accompanied by a narrow zone of quartz veinlets. The hostrocks belong to the Dewdney Creek Formation. Pyrrhotite and lesser pyrite are commonly disseminated throughout these lithologies. The tuffs and argillaceous tuffs are distinctive units in that they contain limonite coatings along fracture planes and have a higher percentage of pyrrhotite and pyrite. A fault is evidenced by offsets of some rock units.

Some minor shears occur in the volcanic sandstone, tuffaceous argillite and argillite units. The shears are highly fractured and oxidized and contain sparse pyrite, sphalerite and galena. Locally, unmineralized quartz veins to 25 centimeters wide also occur. Rock chip samples from the mineralized shear zones assayed up to 70.95 grams per ton silver (Assessment Report 14714). (Gov. of B.C. Ministry of Energy, Mines and Petroleum Resources, MINFILE No. 092HSW153, Capsule Geology)

d.  Summit

The Summit property, a past underground producer, is located 1.5 kilometers east of the Rohat 1 Claim.

In 1951, 18 tons were mined and milled from the Summit property. Recovery was 14,867 grams of silver (826 grams Ag per ton), 3,079 kilograms lead (17% Pb), and 2,675 kilograms zinc (15% Zn). (Gov. of B.C. Ministry of Energy, Mines and Petroleum Resources, MINFILE No. 092HSW023, Summary Production)

In 1988, mineral exploration work consisting of geochemical, geophysical, geological and trenching was performed on the Summit property. The summary from Assessment Report 18,111 is as follows:

The subject property is underlain by tuffaceous and politic sediments of the Upper Jurassic Dewdney Creek Group. Mineralization is generally consistent in character throughout the area. It consists of silver-bearing sulfides in quartz carbonate veins localized along locally prominent, steeply dipping fault structures, subsidiary faults and tension fractures. The veins varies in width and usually consist of a central core of massive sulfides with veinlets and disseminations distributed outward.

The 1988 geochemistry survey delineated 8 anomalous zones, 7 of which have coincident EM conductors. The Basil Vein, discovered during this year’s program, is located within one of these anomalous zones. The size and intensity of the anomaly indicates a larger structure than the Basil Vein or perhaps series of parallel structures. The trenching program exposed the Indiana vein for 390 meters and samplings of the trenches have shown that the vein is mineralized, though in varying degrees, throughout the entire exposed strike length. (P.L. Chung; Geochemical, Geoophysical, Geological and Trenching Report on the Summit Camp Property, Harrisburg-Dayton Resource Corp., Geological Branch Assessment Report 18,111)

e.  Treasure Mountain

The Treasure Mountain Mine is located 4 kilometers east of the Rohat 1 Claim. The first significant underground work was done from 1909 to 1912. Work ceased in the area during World War I.

From 1929 to 1932, 1,148 tons of ore were mined from the Treasure Mountain mine. No further production was recorded until 1988 when another 362 tons were mined. Of the total 1510 tons mined from the Treasure Mountain Mine, 1,283 tons were milled. The 1,283 milled tons produced 2,186,372 grams of silver (1,704 grams Ag / ton), 93 grams gold (0.07 grams Au / ton), 292,342 kilograms lead (22.8 % Pb), 64,582 kilograms zinc (5.0% Zn.).  (Gov. of B.C. Ministry of Energy, Mines and Petroleum Resources, MINFILE No. 092HSW016, Production Detail Report)

In 1988 Huldra Silver Inc. reported for the Treasure Mountain Mine the reported grade is 850 grams silver per ton, 4.0 % lead and 5.0 % Zn. A cutoff grade of 500 grams per ton equivalent silver was used. (Gov. of B.C. Ministry of Energy, Mines and Petroleum Resources, MINFILE No. 092HSW016, Inventory Detail Report)

Competition

We did not compete directly with anyone for the exploration or removal of minerals from our property.  Readily available commodities markets exist in Canada and around the world for the sale of minerals.

With respect to the Rohat 1 Claim, we would be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages would arise for supplies such as dynamite, and certain equipment, such as bulldozers and excavators, that would be needed to conduct exploration. If we were unsuccessful in securing the products, equipment and services we need we would have been required to suspend our exploration plans until we were able to do so.

Bankruptcy or Similar Proceedings

There has been no bankruptcy, receivership or similar proceeding.

Reorganizations, Purchase or Sale of Assets

On September 13, 2008, John P. Hynes III entered into a Stock Purchase Agreement, with Delara Hussaini and Angela Hussaini, pursuant to which Mr. Hynes acquired from the sellers an aggregate of 4,000,000 shares of common stock of the Company, collectively representing approximately 61.65% of the total issued and outstanding shares of common stock of the Company.

Compliance with Government Regulation

In connection with the Rohat 1 Claim, we would have been required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in British Columbia specifically.

We would have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs was not known at this time as we did not know the extent of the exploration program that would be undertaken.  Because there was no information on the size, tenor, or quality of any resource or reserve, it was impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit was discovered.

If we entered into production, the cost of complying with permit and regulatory environmental laws would have been greater than in the exploration phases because the impact on the project area would have been greater. Permits and regulations would control all aspects of any production program if the project continued to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

  - Water discharge will have to meet water standards;

  - Dust generation would have to be minimal or otherwise re-mediated;

  - Dumping of material on the surface would have to be re-contoured and re-vegetated;

  - All material to be left on the surface would need to be assessed to ensure that it is environmentally benign;

  - Groundwater would have to be monitored for any potential contaminants;

  - The socio-economic impact of the project would have to be evaluated and if deemed negative, would have to be re-mediated; and

  - There would have to be an impact report of the work on the local fauna and flora.

Because there would not be any appreciable disturbance to the land during the exploration program on the Rohat 1 Claim, we would not have had to seek any government approvals prior to conducting exploration.

Subsidiaries

We have one subsidiary, Greenview Power, Inc. (“Greenview”), a corporation formed by the Company on February 20, 2008 under the laws of the State of Minnesota.

Greenview is authorized to issue 10,000 shares of common stock, par value $0.01.  We own 1,000 shares of Greenview’s common stock, representing all of the issued and outstanding shares of Greenview.  We formed Greenview as a vehicle to evaluate our entrance into the alternative energy industry, in order to research, promote and invest in the use of renewable energy sources.  Due to the intense focus on the elimination of greenhouse gases from the use of alternative energy sources, management decided to make an investment of time, money and capital into the exploration of the industry.  It was the intent of the Company to evaluate various industries including wind power, solar power, geothermal energy and bio-fuels.

Since the formation of Greenview, management has abandoned the concept of pursuing an entrance into the alternative energy industry.  Greenview has been inactive since its inception, and its corporate existence will not be continued.  At the expiration of its initial annual term, the Company will not take steps to renew its corporate status.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees and Employment Agreements

At present, we have no employees other than our President, who serves as our sole officer and director, and who provides services on a consulting basis. There is no employment agreement between the Company and our President.  We anticipate that we will be conducting most of our business through agreement with consultants and third parties.

Reports to Security Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act. We will file Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission (the "SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A	RISK FACTORS

Risks and Uncertainties

An investment in our common stock involves a number of very significant risks. During the period that we possessed the Rohat 1 Claim, the primary risk that we faced was that the Rohat 1 Claim might not contain a commercially viable mineral deposit, which would have a material effect on our ability to earn revenue and income as we would not have been able to sell any minerals. In addition, you should carefully consider the following known material risks and uncertainties in addition to other information in this report in evaluating the Company and its business.  Our business, operating results and financial condition could be seriously harmed due to any of the following known material risks. The risks described below are not the only ones facing our company. Additional risks not presently known to us may also impair our business operations.

Risks Related To Our Business

We are an exploration stage company and never commenced exploration activities on our Claim which was forfeited on September 8, 2008. We expect to incur operating losses for the foreseeable future.

We never commenced exploration on the Rohat 1 Claim, and our rights to the Rohat 1 Claim were forfeited effective September 9, 2008.  Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on August 25, 2006 and until recently have been involved primarily in organizational activities and the acquisition of the mineral claim. New mineral exploration companies experience a high rate of failure.  The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays encountered.  With respect to the Rohat 1 Claim, these potential problems included, but were not limited to, unanticipated problems relating to exploration, and additional costs and expenses that could exceed estimates. Prior to completion of any exploration stage, we anticipated that we would incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

Our independent auditor has issued an audit opinion for Rohat Resources, Inc. which includes a statement describing our going concern status. Our financial status creates a doubt whether we will continue as a going concern.

As described in Note 1 of our financial statements, our lack of operations and any guaranteed sources of future capital create substantial doubt as to our ability to continue as a going concern. If our business plan does not work, we could remain as a start-up company with limited operations and revenues.

If we do not obtain additional financing, our business will fail.

We have not generated any revenue from operations to date.   Our business plan calls for significant expenses in connection with seeking a different direction for the Company in view of the forfeiture of our interest in the Rohat 1 Claim.

We may not be able implement our business plan without obtaining additional financing. If this financing is not available or obtainable, investors may lose a substantial portion or all of their investment. If adequate funds are not available to satisfy our immediate or intermediate capital requirements, we will limit our operations significantly. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. The most likely source of future funds presently available to us is through the sale of additional shares of common stock, which could result in dilution to existing stockholders.

Any additional funding we arrange through the sale of our common stock will result in dilution to existing shareholders.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of common stock. Such stock issuances will cause stockholders' interests in our company to be diluted, which dilution will negatively affect the value of shares held by existing stockholders.

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

The costs to meet our reporting and other requirements as a public company subject to the Securities Exchange Act of 1934 are substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

As a public entity, our Company is subject to the reporting requirements of the Securities Exchange Act of 1934, and we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and available resources to fund other aspects of our business and may prevent us from meeting our normal business obligations.

If we are unable to retain the services of our President, we may not be able to implement our business plan.

We depend on the services of our President, John P. Hynes III, and our success depends on the decisions made by Mr. Hynes. The loss of the services of Mr. Hynes could have an adverse effect on our business, financial condition and results of operations. There is no assurance that Mr. Hynes will not leave us or compete against us in the future, as we presently have no employment agreement with him. In such circumstance, we may have to recruit qualified personnel with competitive compensation packages, equity participation and other benefits that may affect the working capital available for our operations. Our failure to attract additional qualified employees or to retain the services of Mr. Hynes could have a material adverse effect on our operating results and financial condition.

Because our current officer and director has other business interests and currently resides in New Jersey, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Mr. Hynes, sole officer and director of the Company, currently devotes approximately five hours per week providing management services to us.  While he presently possesses adequate time to attend to our interests, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.  Mr. Hynes currently resides in New Jersey while the claim is located in British Columbia. This could severely impact his ability to oversee the progress of any exploration program being carried out by Mr. Simmons on the property. This could result in the program not being implemented properly for the Company.

A material weakness exists in the Company's structure as a result of the concentration of ownership and management in one individual.

One individual serves as the sole officer and director of the Company and also owns 61.65% of the common stock of the Company. The Company has no other employees. There may exist a material weakness in the Company's structure as a result of this concentration of ownership and management.

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

Mr. Hynes, our sole executive officer and director, owns 61.65% of our common stock and, as a result, he will continue to exercise significant control over our operations, which means a minority stockholder would have no control over certain matters requiring stockholder approval that could affect their ability to ever resell any shares.

Mr. Hynes, our sole executive officer and director, owns 61.65% of our common stock. Due to the controlling amount of his share ownership, he has a significant influence in determining the outcome of all corporate transactions, including the election of directors, approval of significant corporate transactions, changes in control of the Company or other matters.  His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

Mr. Hynes is our sole officer and director. He has, and will continue to have, significant control over our corporate governance and operations.

Due to Mr. Hynes’ position as sole officer and director, he has significant influence in determining all corporate transactions and governance, including related party transactions, executive compensation, oversight of accounting functions and segregation of duties. His interests may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other stockholders.

Currently, there is no public market for our securities, and we cannot assure you that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

Our common stock is listed for quotation on the OTCBB.  However, it is not actively traded. Even if a public market developed, there might not be enough liquidity in such market to enable stockholders to sell their stock. If a public market for our common stock does not develop, our stockholders might not be able to re-sell the shares of our common stock, rendering their shares effectively worthless and resulting in a complete loss of their investment.

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

Because we are subject to “penny stock” rules, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the penny stock rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and our stockholders may find it difficult to sell their shares.

Item 2	PROPERTIES

We do not currently own any property although we do own a mineral claim on certain property as described in item 1. We are currently utilizing space at the office of our president at 990 Cedar Bridge Avenue, Suite B7-211, Brick, NJ  08723. The premises are provided to us on a rent-free basis. We believe the current premises are sufficient for our needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

Item 3	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4	SUBMISSIONOF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 13, 2008, John P. Hynes III purchased from Delara Hussaini and Angela Hussaini an aggregate of 4,000,000 shares of common stock of the Company, collectively representing approximately 61.65% of the total issued and outstanding shares of common stock of the Company.  Effective September 13, 2008, Delara Hussaini resigned as President, Secretary, Treasurer and Director of the Company and Angela Hussaini resigned as Director of the Company.  Also effective September 13, 2008, John P. Hynes III, as the holder of a majority of the issued and outstanding shares of the Company’s common stock, elected John P. Hynes, III, as President, Secretary, Treasurer and Director of the Company.

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed for quotation on the OTCBB.  However, it is not actively traded.  The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

There is no public market for our securities. There has been no public trading of our securities, and, therefore, no high and low bid pricing. As of the date of this report we have 28 shareholders of record. We have paid no cash dividends and have no outstanding options.

Penny Stock Rules

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

Purchasing a penny stock which the ability to sell the stock. Our shares constitute penny stock under the Securities and Exchange Act. The shares will remain penny stocks for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a stockholder to liquidate his or her shares. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in the Company will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document, which:

     -    contains a description of the nature and level of risk in the market for penny stock in both public offerings and secondary trading;

     -    contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the Securities Act of 1934, as amended;

     -    contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" price for the penny stock and the significance of the spread between the bid and ask price;

     -    contains a toll-free telephone number for inquiries on disciplinary actions;

     -    defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

     -    contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

     -    the bid and offer quotations for the penny stock;

     -    the compensation of the broker-dealer and its salesperson in the transaction;

     -    the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

     -    monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

Transfer Agent

Our transfer agent is Empire Stock Transfer, 2470 St. Rose Parkway, Suite 304, Henderson, NV  89074.

Item 6	SELECTED FINANCIAL DATA

Not applicable.

Item 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONAND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act. The words "believes," "anticipates," "plans," "seeks," "expects," "intends" and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions.  The factors discussed elsewhere in this Form 10-K could also cause actual results to differ materially from those indicated by the Company's forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Results of Operations

Revenue

We are still in our exploration stage and have not generated any revenue.

Operating Expenses

General and administrative expenses were $31,729 for the year ended October 31, 2008, an increase of $5,027 or 18.83% compared to operating expenses of $26,702 for the year ended October 31, 2007.  General and administrative expenses are comprised of professional fees, mineral property costs, transfer agent and general administrative costs.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

Business Operations Overview

Net Income/Loss

Our net loss was $31,729 for the year ended October 31, 2008 as compared to a net loss of $26,702 for the year ended October 31, 2007. This loss was primarily due to the increase in general and administrative expenses.

Liquidity and Capital Resources

Our cash in escrow at October 31, 2008 was $68, and outstanding liabilities were $39,082.

Net cash used in operating activities was $9,315 for the year ended October 31, 2008, and net cash used in operating activities was $31,202 for the year ended October 31, 2007.

There was no cash from financing activities for the years ended October 31, 2008 and October 31, 2007 except for $7,399 and $2,410 borrowed from a related party in the years ended October 31, 2008 and 2007, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Plan of Operation

Our plan of operation for the next 12 months is to explore the acquisition of an operating business.  We will require additional funding in order to proceed with any acquisition program.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Item 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Balance Sheet

Statements of Operations

Statement of Changes in Stockholders’ Equity

Statement of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rohat Resources, Inc.

We have audited the accompanying balance sheet of Rohat Resources, Inc. (An Exploration Stage Company) as of October 31, 2008 and the related statements of operations, stockholders’ deficiency and cash flows for the year then ended and for the period from August 26, 2006 (inception) to October 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of the Company as of and for the year ended October 31, 2007 and for the period from August 26, 2006 (inception) to October 31, 2007 were audited by another independent registered public accounting firm whose report dated November 2, 2007 expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The financial statements for the period from August 26, 2006 (inception) to October 31, 2007 reflect a net loss of $26,702 of the total inception to date net loss of $43,476. The predecessor auditors' report has been furnished to us, and our opinion, insofar as it related to the amounts included for such prior periods are based solely on the report of such other auditors

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2008 and the results of its operations and its cash flows for the year ended and for the period from August 26, 2006 (inception) to October 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses since its inception and has limited capital resources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP

New York, New York
January 20, 2009

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

DALE MATHESON CARR-HILTON LABONTE LLP CHARTERED ACCOUNTANTS

November 2, 2007 Vancouver, Canada

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

	US$ October 31,
	2008	2007

Assets
Current assets
Cash and cash equivalents	$-	$1,984
Cash in escrow	68	-
Total current assets	$68	$1,984

Liabilities and Stockholders' Deficiency
Current liabilities
Accounts payable and accrued liabilities	$26,414	$4,000
Due to related parties	9,809	2,410
Total current liabilities	36,223	6,410

Stockholders' Deficiency
Preferred stock $0.001 par value 10,000,000 shares authorized; none issued	-	-
Common stock $0.001 par value; 100,000,000 shares
authorized; 6,487,500 shares issued and outstanding	6,488	6,488
Additional paid-in-capital	32,562	32,562
Deficit accumulated during exploration stage	(75,205)	(43,476)
	(39,014)	(4,426)
Total stockholders' deficiency	$68	$1,984

See notes to financial statements

ROHAT RESOURCES INC.
(An Exploration Stage Company)
Statements of Operations

	US$
			For the Period
	Year ended		August 25, 2006
	October 31,		(Inception)
	2008	2007	through October 31, 2008

Revenues	$-	$-	$-
Cost of sales	-	-	-
Gross margin	-	-	-
Operating Expense	-	-	-
General & administrative expenses	31,729	26,702	75,205
Loss before income tax expense	(31,729)	(26,702)	(75,205)
Income tax expense	-	-	-
Net loss	$(31,729)	$(26,702)	$(75,205)
Loss per share basic and diluted	(0.01)	(0.01)	(0.01)

Weighted average number of common shares outstanding
basic and diluted	6,487,500	6,487,500

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)
October 31, 2008, 2007 and 2006

	US$
				Deficit
			Additional	Accumulated	Total
	Common Stock		Paid-in	During	Stockholders'
	Shares	Amount	Capital	Exploration Stage	Equity

September 6, 2006 stock issued for cash 4,000,000	4,000,000	$4,000			$4,000
September 20, 2006 stock issued for cash	485,000	$485	$1,940		$2,425
September 27, 2006 stock issued for cash	1,687,500	$1,688	$15,187		$16,875
October 27, 2006 stock issued for cash	315,000	$315	$15,435		$15,750
Net loss				(16,774)	(16,774)
Balance October 31, 2006	6,487,500	$6,488	$32,562	$(16,774)	$22,276
Net loss	-	-	-	(26,702)	(26,702)
Balance October 31, 2007	6,487,500	$6,488	$32,562	$(43,476)	$(4,426)
Net loss	-	-	-	(31,729)	(31,729)
Balance October 31, 2008	6,487,500	$6,488	$32,562	$(75,205)	$(36,155)

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statement of Cash Flows

	US$
			Period
	Year ended		August 25, 2006
	October 31,		(Inception)
	2008	2007	through October 31, 2008

Cash Flows from Operating Activities
Net loss	(31,729)	(26,702)	$(75,205)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	22,414	(4,500)	26,414
Net cash used in operating activities	(9,315)	(31,202)	(48,791)
Cash Flow from Investing Activities
Net cash used in investing activities	-	-	-
Cash Flows from Financing Activities
Loans from related party	7,399	2,410	9,809
Proceeds from sale of common stock	-	-	39,050
Net cash provided by financing activities	7,399	2,410	48,859

Net increase(decrease) in cash and cash equivalents	(1,916)	(28,792)	68
Cash and cash equivalents at beginning of period	1,984	30,776	-
Cash in escrow at end of period	$68	$1,984	$68

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

See notes to financial statements

Rohat Resources Inc.
(An Exploration Stage Company)
Notes to Financial Statements
 (Stated in U.S. Dollars)

1.	Nature and Continuance of Operations

Rohat Resources Inc., (“the Company”) was incorporated under the laws of the State of Nevada on August 25, 2006.  The Company is an exploration stage company. The Company acquired a 100% interest in a claim on a mineral property located in the New Westminster, Similkameen, Mining Division of British Columbia, Canada and paid approximately $1,500 to keep the claim in good standing through September 8, 2008.  The Company did not determine whether this property contained reserves that are economically recoverable and never conducted any exploration of the site. In order to keep our claim in good standing through September 8, 2009, we would have been required to either perform exploration work in the amount of approximately $1,410 or pay the same amount to the Province in lieu of the work. We opted to neither proceed with the exploration work nor pay the fee to the Province in lieu of performing the exploration work. Accordingly, our rights to the claim expired as of September 8, 2008.

Our plan of operation for the next 12 months is to explore the acquisition of an operating business.

The Company’s tax reporting year end is October 31.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $75,205 as of October 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company acquiring a business and generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from directors and or private placement of common stock.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. All amounts are presented in U.S. dollars.

Exploration Stage Company

The Company complies with the Financial Accounting Standards Board Statement No.7 and it’s characterization of the Company as an exploration stage enterprise.

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  The Company never established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long –lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

 Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Actual results could differ from those estimates.

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation,” foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates their fair value because of the short maturity of these instruments.  Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest currency or credit risks arising from these financial instruments.

Environment Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate.  Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed.  Liabilities are recorded when environmental assessments and/or remedial efforts are probably, and the cost can be reasonably estimated.  Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitments to plan of action based on the then known facts.

Income Taxes

The Company follows the accrual method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on the deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
At October 31, 2008 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

Basic and Diluted Loss Per Share

The Company computes loss per share in accordance with SFAS No. 128. “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and, accordingly, basic loss and diluted loss per share are equal.

Stock based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123R    SFAS No. 123R requires all share based payments to employees , including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award.  SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R.  The pro-forma disclosures previously permitted under SFAS No. 123R no longer will be an alternative to financial statement recognition.  Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options.  Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  The Company adopted the modified prospective approach of SFAS No 123R for the period ended October 31, 2008.  The Company did not record any compensation expense for the period ended October 31, 2008 because there were no stock options outstanding prior to, or at October 31, 2008.

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.
 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB.’S amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company’s results of operations, financial position or cash flow.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

3. Common Stock Transactions

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares and 10,000,000 preferred shares each with a par value of $.001 per share. No other class of shares is authorized.

On September 6, 2006, the Company issued 4,000,000 shares of common stock to the Directors, for total cash proceeds of $4,000.

On September 20, 2006, the Company issued 485,000 shares of common stock to private investors for total proceeds of $2,425.

On September 27, 2006, the Company issued 1,687,500 shares of common stock to private investors for total proceeds of $16,875.

On October 27, 2006, the Company issued 315,000 shares of common stock to private investors for total proceeds of $15,750.

At October 31, 2008, there were no shares of preferred stock, stock options or warrants issued.

4. Mineral Interests

On September 8, 2006, our President, Delara Hussaini, staked a claim on behalf of the Company, whereby acquiring a 100% interest in one mining claim of approximately 357.2 hectares located in the New Westminster Similkameen Mining Division approximately 140 kilometers east of Vancouver and 23 kilometers east- northeast of Hope, British Columbia, Canada. The claim was held in trust by the President of the Company for the benefit of the Company. The Company forfeited the claim as of September 8, 2008.

5. Income Taxes

As of October 31, 2008, the Company had a net operating loss carry forwards of approximately $75,205 that may be available to reduce future years’ taxable income through 2028.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance of approximately $75,205 for the deferred tax asset relating to this tax loss carry forward.

   6. Related Party Transactions

On August 18, 2008 Delara Hussaini issued a check for $68 to herself, in order to close out the bank account.

On September 13, 2008 she gave these funds to John P. Hynes III who is holding this cash in escrow on behalf of the Company. As of October 31, 2008 the Company has not yet opened a new bank account.

On September 13, 2008, Delara Hussaini and Angela Hussaini sold their aggregate holdings of 4,000,000 shares of common stock (Delara 3,700,000 and Angela 300,000), to John P. Hynes III. This represented 61.5% of the total of issued and outstanding shares of the Company.

Consequently, effective September 13, 2008 Delara Hussaini resigned as President, Secretary, Treasurer and Director of the Company.  Angela Hussaini resigned as Director of the Company.

Effective September 13, 2008, John P. Hynes III, as the holder of the majority of the issued and outstanding shares of the Company, appointed himself as President, Secretary, Treasurer and  sole Director of the Company.

John P. Hynes III may in the future, become involved in other business opportunities as they may become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such a conflict.

As of October 31, 2008, there are outstanding accounts payable to third parties totaling $26,414 and amounts due to related parties of $9,809.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of October 31, 2008, the Company's disclosure controls and procedures were not effective.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our sole officer and director has conducted an assessment of our internal control over financial reporting as of October 31, 2008.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal  Control  over  Financial  Reporting  -  Guidance  for  Smaller  Public Companies  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal  control  over  financial  reporting,  such that there is a  reasonable possibility  that a material  misstatement  of the  Company's  annual or interim financial  statements  will not be prevented or detected on a timely  basis.  In connection with  management's  assessment of our internal control over financial reporting as required  under Section 404 of the  Sarbanes-Oxley  Act of 2002, we identified  the  following  material  weaknesses  in our  internal  control over financial reporting as of October 31, 2008:

     1.   The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override, specifically because there are no employees and only one officer and director with management functions and therefore there is lack of segregation of duties. However, although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements.

     2.   In addition, there is insufficient oversight of accounting principles implementation and insufficient oversight of external audit functions.

     3.   There is a strong reliance on the external auditors to review and adjust the annual and quarterly financial statements, to monitor new accounting principles, and to ensure compliance with GAAP and SEC disclosure requirements.

     4.   There is a strong reliance on the external attorneys to review and edit the annual and quarterly filings and to ensure compliance with SEC disclosure requirements.

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2008, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a small business, without a viable business and revenues, the Company does not have the resources to install a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance.  As is the case with many small businesses, the Company will continue to work with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

The Company will conduct a review of existing sign-off and review procedures as well as document control protocols for critical accounting spreadsheets.  The Company will also increase management's review of key financial documents and records.

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function.  However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company's external auditor conducts reviews on a quarterly basis.  These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered  public  accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the  fourth  quarter  ended  October 31,  2008 that  materially  affected,  or are reasonably  likely to materially  affect,  our internal  control over  financial reporting.

PART III

Item 10	DIRECTORS AND EXECUTIVE OFFICERS

The officer and director of the Company, whose one year term will expire on September 13, 2009, or at such a time as his successor shall be elected and qualified is as follows:

Name and Address	Age	Position	Date Elected	Term Expires
John P. Hynes III 990 Cedar Bridge Avenue Suite B7-211 Brick, NJ 08723	42	President, Secretary, Treasurer and Director	September 13, 2008	September 13, 2008

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

John P. Hynes III currently devotes five hours per week to Company matters. If we receive additional funding or if circumstances warrant, Mr. Hynes intends to devote as much time as is necessary to manage the affairs of the Company.

Our officer and director has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limiting him from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Our officer and director has not been convicted in any criminal proceeding (excluding traffic violations) and is not the subject of a criminal proceeding which is currently pending.

Resume

John P. Hynes III has been President, Secretary, Treasurer and sole director of the Company since September 13, 2008 when Mr. Hynes purchased from Delara Hussaini and Angela Hussaini 4,000,000 shares of the Company’s common stock, representing approximately 61.65% of the total issued and outstanding shares of the Company’s common stock.  Mr. Hynes has a Bachelors of Arts Degree in Political Science from the Richard Stockton College of New Jersey, Pomona N.J. He has been an independent business consultant for the past six years. His experiences include working with management of privately held companies to maximize growth as well as general corporate matters. Mr. Hynes also has experience in various industries including Government, Finance, Debt Restructuring, Sales and Marketing. Most recently he was involved with marketing and sales for a year round indoor Baseball Training facility in New Jersey.

Code of Ethics

We do not currently have a code of ethics, because we have only limited business operations and one officer and director, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Item 11	EXECUTIVE COMPENSATION

The following summary compensation table sets out details of compensation paid to (a) our principal executive officer; (b) each of our two most highly compensated executive officers who served as executive officers during the fiscal year ended October 31, 2008; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended October 31, 2008, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the fiscal year ended October 31, 2008:

Summary Compensation Table
Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non- Equity Incentive Plan Compen- sation $	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings $	All Other Compen- sation $	Totals $
John P. Hynes III President, Secretary Treasurer and Director (9/13/2008 – 10/31/2008)	2008	0	0	0	0	0	0	0	0
Delara Hussaini President, Secretary, Treasurer and Director (11/1/2007 – 9/13/2008)	2008	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

As at October 31, 2008, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Options Exercised in the Year Ended October 31, 2008 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2008.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended October 31, 2008.

Director Compensation

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended October 31, 2008, we did not pay any compensation or grant any stock options to our directors.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSAND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 31, 2008, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class[1]
John P. Hynes III 990 Cedar Bridge Avenue Suite B7-211 Brick, NJ 08723	4,000,000	61.65%
All Officers and Directors as a group	4,000,000	61.65%

1Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 31, 2008.  As of October 31, 2008, there were 6,487,500 shares of our Company’s common stock issued and outstanding.

Equity Plan Compensation Information

Our Company does not currently have a stock option plan or other form of equity plan.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended October 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $50,000 or one percent of the average of our total assets at the year end from November 1, 2007 to October 31, 2008:

1.           On August 18, 2008 Delara Hussaini issued check number 0017 for $68 to herself in order  to close out the Bank of Montreal account number 0004 4617-052.

2.           On September 13, 2008 Delara Hussaini gave $68 to John P. Hynes III who is holding this cash in escrow on behalf of the Company. As of October 31, 2008 the Company has not yet opened a new bank account.

3.           On September 13, 2008, Delara Hussaini and Angela Hussaini sold their aggregate holdings of 4,000,000 shares of common stock (Delara 3,700,000 and Angela 300,000), to John P. Hynes III. This represented 61.5% of the total of issued and outstanding shares of the Company.  Consequently, effective September 13, 2008 Delara Hussaini resigned as President, Secretary, Treasurer and Director of the Company.  Angela Hussaini resigned as Director of the Company.  Effective September 13, 2008, John P. Hynes III, as the holder of the majority of the issued and outstanding shares of the Company, appointed himself as President, Secretary, Treasurer and sole Director of the Company.

4.           John P. Hynes III may in the future, become involved in other business opportunities as they may become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such a conflict.

5.           As of October 31, 2008, there are outstanding accounts payable to third parties totaling $29,273 and due to related parties $9,809.

Corporate Governance

We currently act with a single director, John P. Hynes III.  Mr. Hynes is not independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

We do not have a standing audit, compensation or nominating committee, but our entire board of directors acts in such capacities.  We believe that our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.  The board of directors of our Company does not believe that it is necessary to have a standing audit, compensation or nominating committee because we believe that the functions of such committees can be adequately performed by the board of directors.  In addition, we believe that retaining one or more directors who would qualify as independent in accordance with Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services is estimated to be $8,500 for other audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended October 31, 2008.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation of the Company[1]
3.2	Bylaws of the Company[1]
21	List of Subsidiaries
31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
99.1	Report on the U. S. Rambler Project dated September 15, 2006[1]

1Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 14, 2006.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROHAT RESOURCES, INC.
(Registrant)

Date: January 29, 2009	/s/ John P. Hynes III
John P. Hynes III
President and Chief Executive Officer