Form 10-Q
period 2009-01-31
Rohat Resources, Inc.
filed 2009-03-12
CIK 1383145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2009

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       Commission File Number 333-1399326

                              ROHAT RESOURCES, INC.
                 (Name of small business issuer in its charter)

           NEVADA
(State or other jurisdiction of                                20-5913810
 incorporation or organization)                         (IRS Identification No.)

                      990 Cedar Bridge Avenue, Suite B7-211
                                 Brick, NJ 08723
                    (Address of principal executive offices)

                                  732-604-8580
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A [X]

                        APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 6,487,500 shares outstanding as of January 31, 2009.

                              ROHAT RESOURCES, INC.
                               INDEX TO FORM 10-Q

                                                                        Page No.
                                                                        --------
PART I FINANCIAL INFORMATION
Item 1  Financial Statements (Unaudited)
          Balance Sheets ...............................................    3
          Statements of Operations .....................................    4
          Statement of Changes in Shareholders' Equity .................    5
          Statements of Cash Flows .....................................    6
          Note to Financial Statements .................................    7
Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations .....................................   13
Item 3  Quantitative and Qualitative Disclosures about Market Risk .....   15
Item 4  Controls and Procedures ........................................   15

PART II OTHER INFORMATION
Item 1  Legal Proceedings ..............................................   15
Item 1A Risk Factors ...................................................   15
Item 2  Unregistered Sales of Equity Securities and Use of Proceeds ....   15
Item 3  Defaults Upon Senior Securities ................................   15
Item 4  Submission of Matters to a Vote of Security Holders ............   15
Item 5  Other Information ..............................................   15
Item 6  Exhibits .......................................................   16

        Signatures .....................................................   17

EX-31.1 Section 302 Certification of CEO
EX-32.1 Section 906 Certification of CEO

                          PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS.

                              ROHAT RESOURCES, INC.
                         (An Exploration Stage Company)
                                 Balance Sheets

                                                                                   (Unaudited)          (Audited)
                                                                                    January 31,         October 31,
                                                                                      2009                2008
                                                                                    ---------           ---------
                               ASSETS

Current assets
  Cash in escrow                                                                    $      68           $      68
                                                                                    ---------           ---------
Total current assets                                                                $      68           $      68
                                                                                    =========           =========

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities
  Accounts payable and accrued liabilities                                          $  52,126           $  26,414
  Due to related parties                                                                9,809               9,809
                                                                                    ---------           ---------
TOTAL CURRENT LIABILITIES                                                              61,935              36,223
                                                                                    ---------           ---------

                      STOCKHOLDERS' DEFICIENCY

Preferred stock $0.001 par value 10,000,000 shares authorized; none issued                 --                  --
Common stock $0.001 par value; 100,000,000 shares
authorized; 6,487,500 shares issued and outstanding each date                           6,488               6,488
Additional paid-in-capital                                                             32,562              32,562
Deficit accumulated during exploration stage                                         (100,917)            (75,205)
                                                                                    ---------           ---------
TOTAL STOCKHOLDERS' DEFICIENCY                                                        (61,867)            (36,155)
                                                                                    ---------           ---------
                                                                                    $      68           $      68
                                                                                    =========           =========


                        See notes to financial statements

                              ROHAT RESOURCES, INC.
                         (An Exploration Stage Company)
                            Statements of Operations
                                   (Unaudited)

                                                                                   For the Period
                                                                                  August 25, 2006
                                          Three Months         Three months         (Inception)
                                             ended                ended               through
                                           January 31,          January 31,          January 31,
                                              2009                 2008                 2009
                                           ----------           ----------           ----------
Revenues                                   $       --           $       --           $       --
Cost of sales                                      --                   --                   --
                                           ----------           ----------           ----------
Gross margin                                       --                   --                   --
                                           ----------           ----------           ----------
General & administrative expenses              25,712                4,398              100,917
                                           ----------           ----------           ----------
LOSS BEFORE INCOME TAX EXPENSE                (25,712)              (4,398)            (100,917)
Income tax expense                                 --                   --                   --
                                           ----------           ----------           ----------

NET LOSS                                   $  (25,712)          $   (4,398)          $ (100,917)
                                           ==========           ==========           ==========

Loss per share basic and diluted           $    (0.01)          $    (0.01)
                                           ==========           ==========
Weighted average number of
 common shares outstanding
 basic and diluted                          6,487,500            6,487,500
                                           ==========           ==========


                        See notes to financial statements

                              ROHAT RESOURCES, INC.
                         (An Exploration Stage Company)
                  Statements of Changes in Shareholders' Equity
    For the Period from August 25, 2006 (Inception) through January 31, 2009

                                                                                      Deficit
                                                                                    Accumulated
                                               Common Stock           Additional      During          Total
                                           --------------------        Paid-in      Exploration    Stockholders'
                                           Shares        Amount        Capital         Stage          Equity
                                           ------        ------        -------         -----          ------
September 6, 2006 stock issued
 for cash                                 4,000,000     $  4,000      $     --      $       --       $   4,000
September 20, 2006 stock issued
 for cash                                   485,000          485         1,940              --           2,425
September 27, 2006 stock issued
 for cash                                 1,687,500        1,688        15,187              --          16,875
October  27, 2006 stock issued
 for cash                                   315,000          315        15,435              --          15,750
Net loss                                    (16,774)     (16,774)
                                         ----------     --------      --------      ----------       ---------
Balance October 31, 2006                  6,487,500        6,488        32,562         (16,774)         22,276
                                         ==========     ========      ========      ==========       =========
Net loss                                         --           --            --         (26,702)        (26,702)
                                         ----------     --------      --------      ----------       ---------
Balance October 31, 2007                  6,487,500        6,488        32,562         (43,476)         (4,426)
                                         ==========     ========      ========      ==========       =========
Net loss                                         --           --            --         (31,729)        (31,729)
                                         ----------     --------      --------      ----------       ---------
Balance October 31, 2008                  6,487,500        6,488        32,562         (75,205)        (36,155)
                                         ==========     ========      ========      ==========       =========
Net loss                                         --           --            --         (25,712)        (25,712)
                                         ----------     --------      --------      ----------       ---------
Balance January 31, 2009
(Unaudited)                               6,487,500     $  6,488      $ 32,562      $ (100,917)      $ (61,867)
                                         ==========     ========      ========      ==========       =========


                        See notes to financial statements

                              ROHAT RESOURCES, INC.
                         (An Exploration Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                                                                For the Period
                                                                                               August 25, 2006
                                                         Three Months        Three months        (Inception)
                                                            ended               ended              through
                                                          January 31,         January 31,         January 31,
                                                             2009                2008                2009
                                                           ---------           ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                 $ (25,712)          $  (4,398)          $(100,917)
  Adjustments to reconcile net loss to net
   cash used in operating activities
  Changes in operating assets and liabilities
     Accounts payable and accrued liabilities                 25,712               3,494              52,126
     Due to related party                                       (799)              9,809
                                                           ---------           ---------           ---------
NET CASH USED IN OPERATING ACTIVITIES                             --              (1,703)            (38,982)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                              --                  --              39,050
                                                           ---------           ---------           ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         --                  --              39,050
                                                           ---------           ---------           ---------
Net increase(decrease) in cash and cash
 equivalents                                                      --              (1,703)                 68
Cash and cash equivalents at beginning of
period                                                            --               1,984                  --
                                                           ---------           ---------           ---------
Cash and cash equivalents at end of period                 $      --           $     281           $      68
                                                           =========           =========           =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for:
  Interest                                                 $      --           $      --           $      --
                                                           =========           =========           =========
  Income Taxes                                             $      --           $      --           $      --
                                                           =========           =========           =========


                        See notes to financial statements

                              ROHAT RESOURCES, INC.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                            (Stated in U.S. Dollars)


1. NATURE AND CONTINUANCE OF OPERATIONS

Rohat Resources Inc., ("the Company") was incorporated under the laws of the State of Nevada on August 25, 2006. The Company is an exploration stage company. The Company acquired a 100% interest in a claim on a mineral property located in the New Westminster, Similkameen, Mining Division of British Columbia, Canada and paid approximately $1,500 to keep the claim in good standing through September 8, 2008. The Company did not determine whether this property contained reserves that are economically recoverable and never conducted any exploration of the site. In order to keep our claim in good standing through September 8, 2009, we would have been required to either perform exploration work in the amount of approximately $1,410 or pay the same amount to the Province in lieu of the work. We opted to neither proceed with the exploration work nor pay the fee to the Province in lieu of performing the exploration work. Accordingly, our rights to the claim expired as of September 8, 2008.

Our plan of operation for the next 12 months is to explore the acquisition of an operating business.

The Company's tax reporting year end is October 31.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $100,917 as of January 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Furthermore, at January 31, 2009 the Company's current liabilities exceed its assets by $61,867. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and or private placement of common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. All amounts are presented in U.S. dollars.

EXPLORATION STAGE COMPANY

The Company complies with the Financial Accounting Standards Board Statement No.7 and its characterization of the Company as an exploration stage enterprise.

MINERAL INTERESTS

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. The Company never established any proven or probable reserves on its mineral properties. The Company has adopted the provisions of SFAS No. 143 "Accounting for Asset Retirement Obligations" which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long -lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

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

FOREIGN CURRENCY TRANSLATION

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation," foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The  carrying  value  of cash  and  accounts  payable  and  accrued  liabilities approximates their fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion the Company is not exposed to significant interest currency or credit risks arising from these financial instruments.

ENVIRONMENT COSTS

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probably, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

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

At January 31, 2009 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

BASIC AND DILUTED LOSS PER SHARE

The Company computes loss per share in accordance with SFAS No. 128. "Earnings per Share", which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and, accordingly, basic loss and diluted loss per share are equal.

STOCK BASED COMPENSATION

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments," which replaced SFAS No. 123, "Accounting for Stock-Based Compensation" and superseded APB Opinion No. 25, "Accounting for Stock Issued to Employees." In January 2005, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 107, "Share-Based Payment," which provides supplemental implementation guidance for SFAS No. 123R SFAS No. 123R requires all share based payments to employees , including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award. SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R. The pro-forma disclosures previously permitted under SFAS No. 123R no longer will be an alternative to financial statement recognition.

Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company adopted the modified prospective approach of SFAS No 123R for the period ended January 31, 2009. The Company did not record any compensation expense for the period ended January 31, 2009 because there were no stock options outstanding prior to, or at January 31, 2009.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, DETERMINING WHETHER INSTRUMENTS GRANTED IN SHARE-BASED PAYMENT TRANSACTIONS ARE PARTICIPATING SECURITIES, ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, "Earnings per Share." FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60". SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB.'S amendments to AU
Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company's financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

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

The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements--an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations'. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquired; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities--Including an Amendment of FASB Statement No.
115. This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements. The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its financial statements.

The Company does not expect the adoption of recently issued accounting pronouncements to have any significant impact on the Company's results of operations, financial position or cash flow.

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

At January 31, 2009, there were no shares of preferred stock, stock options or warrants issued.

4. MINERAL INTERESTS

On September 8, 2006, our President, Delara Hussaini, staked a claim on behalf of the Company, whereby acquiring a 100% interest in one mining claim of approximately 357.2 hectares located in the New Westminster Similkameen Mining Division approximately 140 kilometers east of Vancouver and 23 kilometers east-northeast of Hope, British Columbia, Canada. The claim was held in trust by the President of the Company for the benefit of the Company. The Company forfeited the claim as of September 8, 2008.

5. INCOME TAXES

As of January 31, 2009, the Company had a net operating loss carry forwards of approximately $100,917 that may be available to reduce future years' taxable income through 2028. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance of approximately $34,000 for the deferred tax asset relating to this tax loss carry forward an amount equal to the asset.

6. RELATED PARTY TRANSACTIONS

On August 18, 2008 Delara Hussaini issued a check for $68 to herself, in order to close out the bank account.

On September 13, 2008 she gave these funds to John P. Hynes III who is holding this cash in escrow on behalf of the Company. As of January 31, 2009 the Company has not yet opened a new bank account.

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

As of January 31, 2009, there are outstanding accounts payable to third parties totaling $52,216 and due to related parties $9,809.

7. SUBSEQUENT EVENTS

Subsequent to the period ended on January 31, 2009, on March 9, 2009, John P. Hynes III ("Mr. Hynes") entered into a Common Stock Purchase Agreement (the "Sale") with Grand Destiny Investments Limited ("Grand Destiny") pursuant to which Mr. Hynes sold 4,000,000 shares of common stock of Rohat Resources, Inc., representing approximately 61.65% of the total issued and outstanding shares of common stock of the Company. Mr. Hynes surrendered his resignation as sole director, and Chak Wan Keung was elected to serve as sole director of the Company. Mr. Hynes has tendered his resignation as President, Secretary and

Treasurer effective upon the sooner to occur of (1) the filing of the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2009 or (2) March 23, 2009. Upon the closing of the Sale, Chak Wan Keung was elected as Senior Vice President of the Company. Effective upon Mr. Hynes' resignation as sole officer of the Company, Liu Kwok Keung will take office as the Company's CEO, President, Secretary and CFO. In connection with the Sale, Mr. Hynes entered into a Common Stock Purchase Agreement (the "Subsidiary Sale") with the Company pursuant to which Mr. Hynes purchased 1,000 shares of common stock of Greenview Power, Inc., the Company's subsidiary, representing 100% of the total issued and outstanding shares of common stock of Greenview Power, Inc. The Company will report the Sale and the Subsidiary Sale transactions on Form 8-K to be filed with the SEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

FORWARD LOOKING STATEMENTS

The information in this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Delara Hussaini, our former officer and director, owned a 100% interest in a map-staked claim covering 357.2 hectares (882.6 acres) in the New Westminster, Similameen Mining Division of the Canadian province of British Columbia (the "Rohat 1 Claim"). The project is called the U.S. Rambler Project. In September 2006, we retained an independent mining engineer to prepare a technical report on the property, but we never conducted any exploration on the Rohat 1 Claim, and effective September 9, 2008, we forfeited the Rohat 1 Claim. The U.S. Rambler Project was our sole exploration target. In order to keep the Rohat 1 Claim in good standing, we were required to perform and record exploration work of approximately $1,400 by September 8, 2008 or pay the equivalent amount to the Province in lieu of performing the exploration work. We opted to neither proceed with the exploration work nor pay the fee to the Province, and accordingly, our rights to the Rohat 1 Claim expired as of September 9, 2008.

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

FINANCIAL STATUS AND LIQUIDITY

During the three months ended January 31, 2009, our Company incurred the following expenses:

    Expenditure                            Purpose                                 Amount
    -----------                            -------                                 ------
Professional fees                Legal and accounting fees                         $24,811
General administrative           Stock Transfer and SEC report preparation             901
                                                                                   -------
Total                                                                              $25,712
                                                                                   =======

We do not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of our common stock or director loans. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or identify and acquire an operating business. In the absence of such financing, our business will fail.

Based on the nature of our business, we anticipate incurring operating losses in the foreseeable future. Our future financial results are uncertain due to a number of factors, some of which are outside our control. These factors include, but are not limited to:

     *    our ability to raise additional funding;
     * the results of our proposed exploration programs on the mineral property; and
     * our ability to find joint venture partners for the development of our property interests

Due to our lack of operating history and present inability to generate revenues, our auditors have stated their opinion that there currently exists a substantial doubt about our ability to continue as a going concern.

ACCOUNTING AND AUDIT PLAN

Our independent auditor is expected to charge approximately $2,500 to review each of our quarterly financial statements and approximately $5,000 to audit our annual financial statements. We expect transfer agent and EDGAR filing fees to amount to an aggregate of $1,000. In the next twelve months, our management anticipates spending approximately $15,000 for these and similar services.

LEGAL EXPENSE PLAN

In the next twelve months, our management anticipates spending approximately $7,500 on corporate legal services.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2009, the Company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

EMPLOYEES

We currently have no employees, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in the report on the annual financial statements for the year ended October 31, 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Not applicable

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4 SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

Not applicable

ITEM 5 OTHER INFORMATION

a) None

b) None

Subsequent to the period ended on January 31, 2009, on March 9, 2009, John P. Hynes III ("Mr. Hynes") entered into a Common Stock Purchase Agreement (the "Sale") with Grand Destiny Investments Limited ("Grand Destiny") pursuant to which Mr. Hynes sold 4,000,000 shares of common stock of Rohat Resources, Inc., representing approximately 61.65% of the total issued and outstanding shares of common stock of the Company. Mr. Hynes surrendered his resignation as sole director, and Chak Wan Keung was elected to serve as sole director of the Company. Mr. Hynes has tendered his resignation as President, Secretary and Treasurer effective upon the sooner to occur of (1) the filing of the Company's quarterly report on Form 10-Q for the quarter ended January 31, 2009 or (2) March 23, 2009. Upon the closing of the Sale, Chak Wan Keung was elected as Senior Vice President of the Company. Effective upon Mr. Hynes' resignation as sole officer of the Company, Liu Kwok Keung will take office as the Company's CEO, President, Secretary and CFO. In connection with the Sale, Mr. Hynes entered into a Common Stock Purchase Agreement (the "Subsidiary Sale") with the Company pursuant to which Mr. Hynes purchased 1,000 shares of common stock of Greenview Power, Inc., the Company's subsidiary, representing 100% of the total issued and outstanding shares of common stock of Greenview Power, Inc. The Company will report the Sale and the Subsidiary Sale transactions on Form 8-K to be filed with the SEC.

ITEM 6 EXHIBITS

The following exhibits, except for the exhibits marked with an asterisk, and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed on the SEC website at www.sec.gov :

Exhibit
Number                             Description of Exhibit
------                             ----------------------

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

                                    ROHAT RESOURCES, INC.

                                    Date: MARCH 12, 2009


                                    By: /s/ John P. Hynes III
                                        ----------------------------------------
                                        John P. Hynes III
                                        Principal Executive Officer
                                        Principal Financial Officer and Director