Form 10-Q
period 2009-04-30
Rohat Resources, Inc.
filed 2009-06-19
CIK 1383145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-1399326

ROHAT RESOURCES, INC.

 (Exact name of registrant as specified in its charter)

NEVADA

 (State or other jurisdiction of 20-5913810

incorporation or organization) (IRS Identification No.)

Flat 165, Oi Ping House, Oi Tung Estate
Aldrich Bay,
Shaukeiwan, Hong Kong
(Address of principal executive offices)

852-9349-0468

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [ ]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 6,487,500 shares outstanding as of May 27, 2009.

ROHAT RESOURCES, INC.
TABLE OF CONTENTs

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS.

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

	(Unaudited)	(Audited)
	April 30,2009	October 31, 2008

Assets
Current assets
Cash in escrow	68	68
Total current assets	$68	$68

Liabilities and Stockholders' Deficiency
Current liabilities
Accounts payable and accrued liabilities	5,685	26,414
Due to related parties	-	9,809
Total current liabilities	$5,685	$36,223

Stockholders’ Deficiency
Preferred stock $0.001 par value 10,000,000 shares authorized; none issued	-	-
Common stock $0.001 par value; 100,000,000 shares
authorized; 6,487,500 shares issued and outstanding	6,488	6,488
Additional paid-in-capital	78,559	32,562
Deficit accumulated during exploration stage	(90,664)	(75,205)
Total stockholders' deficiency	(5,617)	(36,155)
	$68	$68

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					For the Period
					August 25, 2006
	Three Months ended	Three months ended	Six Months ended	Six months ended	(Inception) through
	April 30, 2009	April 30, 2008	April 30, 2009	April 30, 2008	April 30, 2009

Revenues	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross margin	-	-	-	-	-
Operating Expense	-	-	-	-	-
General and administrative expenses	5,685	17,300	31,397	21,698	106,602
Loss before income tax expense	(5,685)	(17,300)	(31,397)	(21,698)	(106,602)
Gain on forgiveness of debt	15,938	-	15,938	-	15,938
Income tax expense	-	-	-	-	-
Net income (loss)	$10,253	$(17,300)	$(15,459)	$(21,698)	$(90,664)
Loss per share basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of
common shares outstanding
basic and diluted	6,487,500	6,487,500	6,487,500	6,487,500

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)
For the Period from August 25, 2006 (Inception) through April 30, 2009

				Deficit
			Additional	Accumulated	Total
	Common	Stock	Paid-in	During	Stockholders'
	Shares	Amount	Capital	Exploration Stage	Equity

September 6, 2006 stock issued for cash	4,000,000	$4,000	$-	$-	$4,000
September 20, 2006 stock issued for cash	485,000	485	1,940	-	2,425
September 27, 2006 stock issued for cash	1,687,500	1,688	15,187	-	16,875
October 27, 2006 stock issued for cash	315,000	315	15,435	-	15,750
Net loss				(16,774)	(16,774)
Balance October 31, 2006	6,487,500	6,488	32,562	(16,774)	22,276
Net loss	-	-	-	(26,702)	(26,702)
Balance October 31, 2007	6,487,500	6,488	32,562	(43,476)	(4,426)
Net loss	-	-	-	(31,729)	(31,729)
Balance October 31, 2008	6,487,500	6,488	32,562	(75,205)	(36,155)
Net loss				(25,712)	(25,712)
Balance January 31, 2009	6,487,500	6,488	32,562	(100,917)	(61,867)
Additional capital paid in March 5, 2009			45,997		45,997
Net income				10,253	(10,253)
Balance April 30, 2009 (Unaudited)	6,487,500	$6,488	$78,559	$(90,664)	$(5,617)

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flow
(Unaudited)

			For the Period
			August 25, 2006
	Six Months ended	Six Months ended	(Inception) through
	April 30, 2009	April 30, 2008	April 30, 2009

Cash Flows from Operating Activities
Net loss	$(31,397)	$(21,698)	$(90,664)
Adjustments to reconcile net loss to net cash
used in operating activities
Gain on forgiveness of debt	15,938	-	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(20,729)	20,775	5,685
Due to related party	(9,809)	(799)	-
Net cash used in operating activities	45,997	(1,722)	(84,979)
	-	-	-
Cash Flows from Financing Activities
Proceeds from sale of common stock	-	-	6,488
Contribution to capital	45,997	-	78,559
Net cash provided by financing activities	45,997	-	85,047

Net increase(decrease) in cash and cash equivalents	-	(1,722)	68
Cash and cash equivalents at beginning of period	-	1,984	-
Cash and cash equivalents at end of period	$-	$262	$68

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

  See notes to financial statements

Rohat Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Stated in U.S. Dollars)
(Unaudited)

1.	Nature and Continuance of Operations

Rohat Resources, Inc., (“the Company”) was incorporated under the laws of the State of Nevada on August 25, 2006.  The Company is an exploration stage company. The Company acquired a 100% interest in a claim on a mineral property located in the New Westminster, Similkameen, Mining Division of British Columbia, Canada and paid approximately $1,500 to keep the claim in good standing through September 8, 2008.  The Company did not determine whether this property contained reserves that are economically recoverable and never conducted any exploration of the site. In order to keep our claim in good standing through September 8, 2008, we would have been required to either perform exploration work in the amount of approximately $1,410 or pay the same amount to the Province in lieu of the work. We opted to neither proceed with the exploration work nor pay the fee to the Province in lieu of performing the exploration work. Accordingly, our rights to the claim expired as of September 8, 2008.

Our plan of operation for the next 12 months is to explore the acquisition of an operating business.

The Company’s tax reporting year end is October 31.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable  future. The Company has incurred losses since inception resulting in an accumulated deficit of $90,664 as of April 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from directors and or private placement of common stock.

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
At April 30, 2009 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

The transition methods include prospective and retroactive adoption options.  Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  The Company adopted the modified prospective approach of SFAS No 123R for the period ended April 30, 2009.  The Company did not record any compensation expense for the period ended April 30, 2009 because there were no stock options outstanding prior to, or at April 30, 2009.

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

At April 30, 2009, there were no shares of preferred stock, stock options or warrants issued.

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

5. Income Taxes

As of April 30, 2009, the Company had a net operating loss carry forwards of approximately $90,664 that may be available to reduce future years’ taxable income through 2028.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance of approximately $90,664 for the deferred tax asset relating to this tax loss carry forward.

6. Related Party Transactions

On August 18, 2008 Delara Hussaini issued a check for $68 to herself, in order to close out the bank account.

On September 13, 2008 she gave these funds to John P. Hynes III who is holding this cash in escrow on behalf of the Company. As of April 30, 2009 the Company has not yet opened a new bank account.

On September 13, 2008, Delara Hussaini and Angela Hussaini sold their aggregate holdings of 4,000,000 shares of common stock (Delara 3,700,000 and Angela 300,000), to John P. Hynes III. This represented 61.65% of the total of issued and outstanding shares of the Company.

Consequently, effective September 13, 2008 Delara Hussaini resigned as President, Secretary, Treasurer and Director of the Company.  Angela Hussaini resigned as Director of the Company.

Effective September 13, 2008, John P.Hynes III, as the holder of the majority of the issued and outstanding shares of the Company, appointed himself as President, Secretary, Treasurer and  sole Director of the Company.

On March 5, 2009, John P. Hynes III contributed $45,997 in additional capital in order to pay off the “Accounts Payable” and “Due to Related Parties” liabilities of the Company. At the same time, there was debt forgiveness of $15,938 by two of the creditors and therefore the total outstanding Company liability of $61, 935 has been reduced to zero.

On March 9, 2009, John P. Hynes III (“Mr. Hynes”) entered into a Common Stock Purchase Agreement (the “Sale”) with Grand Destiny Investments Limited (“Grand Destiny”) pursuant to which Mr. Hynes sold 4,000,000 shares of common stock of Rohat Resources, Inc., representing approximately 61.65% of the total and issued shares of common stock of the Company.

Mr. Hynes tendered his resignation as sole director and Chak Wan Keung was elected to serve as sole director of the Company. Mr. Hynes has also tendered his resignation as President, Secretary and Treasurer effective March 23, 2009.

In connection with the sale, Liu Kwok Keung was appointed as the Company’s Chief Executive Officer, President, Secretary and Chief Financial Officer.

Pursuant to a Common Stock Purchase Agreement dated as of March 9, 2009, between John P. Hynes III, the Company and Greenview Power Inc. (the “Subsidiary Sale”), the Company sold for $1.00, 100% of the issued and outstanding shares of Greenview Power Inc. (the Company’s wholly owned subsidiary) to Mr. Hynes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

The information in this report contains forward-looking statements. These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "intend," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements.

BUSINESS: ABOUT OUR COMPANY

OVERVIEW

Rohat Resources, Inc. (the “Company”, “we”, “us”, or “our”) is a corporation organized in the State of Nevada on August 25, 2006. Our principal offices are located at Flat 1615, Oi Ping House, Oi Tung Estate, Aldrich Bay, Shaukeiwan, Hong Kong. Our telephone number is 852-9349-0468.

On March 9, 2009 (the “Closing”), we entered into a Stock Purchase Agreement (“Purchase Agreement”) with Grand Destiny Investments Limited (“Purchaser”), and John P. Hynes III (“Seller”), pursuant to which the Seller sold for $200,000, an aggregate of 4,000,000 shares of the common stock of the Company.  At the Closing, the Purchaser acquired an aggregate of 4,000,000 shares of common stock of the Company, or approximately 61.66% of the Company’s issued and outstanding common stock and attained voting control of the Company. In connection with the Purchase Agreement, John P. Hynes III resigned as the sole director and officer of the Company, Liu, Kwok-Keung was elected as the Company’s President, Secretary, C.E.O, C.F.O. and Treasurer, and Chak, Wan-Keung was elected as the Company’s sole director.

PLAN OF OPERATION

Our plan of operation for the next 12 months is to explore the acquisition of an operating business. We will require additional funding in order to proceed with any acquisition program. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from loans. We do not have any arrangements in place for any future equity financing or loans.

FINANCIAL STATUS AND LIQUIDITY

During the three and six months ended April 30, 2009, our Company incurred the following expenses:

Expenditures	Purpose	Amount—3 months ended April 30, 2009	Amount—6 months ended April 30, 2009
Professional Fees	Legal and accounting fees	$4,000	$28,811
General administrative	Stock transfer and SEC report preparation	$1,685	$2,586
Total		$5,685	$31,397

We do not anticipate generating any revenue for the foreseeable future. When additional funds become required, the additional funding will come from equity financing from the sale of our common stock or  loans. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our company.

We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or identify and acquire an operating business. In the absence of such financing, our business will fail.

ACCOUNTING AND AUDIT PLAN

Our independent auditor is expected to charge approximately $1,500 to review each of our quarterly financial statements and approximately $5,000 to audit our annual financial statements. We expect transfer agent and EDGAR filing fees to amount to an aggregate of approximately $4,000. In the next twelve months, our management anticipates spending approximately $15,000 for these and similar services.

LEGAL EXPENSE PLAN

In the next twelve months, our management anticipates spending approximately $10,000 on corporate legal services.

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2009, the Company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e)) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, is accumulated and communicated to the issuer's management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. Liu, Kwok-Keung, the Company’s President, of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of April 30, 2009.  Based upon that evaluation, the Company’s  President concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our President, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended April 30, 2009.  Based on that evaluation, our President concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting

PART II OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A RISKS FACTORS

Not applicable.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTER TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit Number	Description

31.1	Certification by Principal Executive Officer pursuant to Sarbanes Oxley Section 302(1)

31.2	Certification by Principal Financial Officer pursuant to Sarbanes Oxley Section 302(1)

32.1	Certification by Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350(1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROHAT RESOURCES, INC.

June 19, 2009	By:	/s/ Kwok-Keung Liu
Kwok-Keung Liu
President (Principal Executive Officer and Principal Financial Officer)