Form 10-Q
period 2009-07-31
Rohat Resources, Inc.
filed 2009-09-03
CIK 1383145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

ROHAT RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	20-5913810	333-1399326
(State or other jurisdiction of incorporation or organization)	(IRS Identification No.)	(Commission File Number)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. Yes [ ] No [ ] N/A [ ]

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 6,487,500 shares outstanding as of July 31, 2009.

ROHAT RESOURCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS.

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

	(unaudited)	(Audited)
	July 31, 2009	October 31, 2008

Assets
Current assets
Cash in escrow	$68	$68
Total current assets	$68	$68

Liabilities and Stockholders' Deficiency
Current liabilities
Directors' loan	$11,968	$-
Accounts payable and accrued liabilities	6,890	26,414
Due to related parties	-	9,809
Total current liabilities	18,858	36,223

Stockholders’ Deficiency
Preferred stock $0.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.001 par value; 100,000,000 shares
authorized; 6,487,500 shares issued and outstanding for both periods	6,488	6,488
Additional paid-in-capital	78,559	32,562
Deficit accumulated during exploration stage	(103,837)	(75,205)
Total stockholders' deficiency	(18,790)	(36,155)
	$68	$68

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					For the Period
	Three Months	Three months	Nine Months	Nine Months	August 25, 2006
	ended	ended	ended	ended	(Inception) through
	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008	July 31, 2009

Revenues	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross margin	-	-	-	-	-
Operating Expense	-	-	-	-	-
General & administrative expenses	13,173	10,390	44,570	32,088	119,775
Loss before income tax expense	(13,173)	(10,390)	(44,570)	(32,088)	(119,775)
Gain on forgiveness of debt	-	-	15,938	-	15,938
Income tax expense	-	-	-	-	-
Net loss	$(13,173)	$(10,390)	$(28,632)	$(32,088)	$(103,837)
Loss per share basic and diluted	0.00	0.00	0.00	0.00

Weighted average number of common shares outstanding
basic and diluted	6,487,500	6,487,500	6,487,500	6,487,500

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)
For the Period from August 25, 2006 (Inception) through July 31, 2009

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity

September 6, 2006 stock issued for cash	4,000,000	$4,000	$-	$-	$4,000
September 20, 2006 stock issued for cash	485,000	485	1,940	-	2,425
September 27, 2006 stock issued for cash	1,687,500	1,688	15,187	-	16,875
October 27, 2006 stock issued for cash	315,000	315	15,435	-	15,750
Net loss				(16,774)	(16,774)
Balance October 31, 2006(Audited)	6,487,500	6,488	32,562	(16,774)	22,276
Net loss	-	-	-	(26,702)	(26,702)
Balance October 31, 2007(Audited)	6,487,500	6,488	32,562	(43,476)	(4,426)
Net loss	-	-	-	(31,729)	(31,729)
Balance October 31, 2008(Audited)	6,487,500	6,488	32,562	(75,205)	(36,155)
Net loss				(25,712)	(25,712)
Balance January 31, 2009 (Unaudited)	6,487,500	6,488	32,562	(100,917)	(61,867)
Additional capital contributed in March 5, 2009			45,997		45,997
Net income				10,253	10,253
Balance April 30, 2009 (Unaudited)	6,487,500	6,488	78,559	(90,664)	(5,617)
Net loss				(13,173)	(13,173)
Balance July 31, 2009 (Unaudited)	6,487,500	$6,488	$78,559	$(103,837)	$(18,790)

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
	Nine Months	Nine Months	August 25, 2006
	ended	ended	(Inception) through
	July 31, 2009	July 31, 2008	July 31, 2009

Cash Flows from Operating Activities
Net loss	$(28,632)	$(32,088)	$(103,837)
Adjustments to reconcile net loss to net cash
used in operating activities
Gain on forgiveness of debt	(15,938)	-	(15,938)
Changes in operating assets and liabilities
Directors' loan	11,968	-	11,968
Accounts payable and accrued liabilities	(3,586)	22,773	22,828
Due to related party	(9,809)	7,399	-
Net cash used in operating activities	(45,997)	(1,916)	(84,979)
Cash Flow from Financing Activities
Proceeds from sale of common stock	-	-	6,488
Contribution to capital	45,997	-	78,559
Net cash provided by financing activities	45,997	-	85,047

Net increase(decrease) in cash and cash in escrow	-	(1,916)	68
Cash in escrow at beginning of period	68	1,984	-
Cash in escrow at end of period	$68	$68	$68

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	-	-	-
Income Taxes	-	-	-

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $103,837 as of July 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from directors and or private placement of common stock. There is no assurance that additional financing will be available or if available, will be on acceptable terms.

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
At July 31, 2009 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded because of uncertainties about the utilization of net operating loss carryovers.

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

The transition methods include prospective and retroactive adoption options.  Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  The Company adopted the modified prospective approach of SFAS No 123R for the period ended July 31, 2009.  The Company did not record any compensation expense for the period ended July 31, 2009 because there were no stock options outstanding prior to, or at July 31, 2009.

Rohat Resources, Inc.
(An Exploration Stage Company)
Notes to Financial Statements
(Stated in U.S. Dollars)
(Unaudited)

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position 107-1 and Accounting Principles Board 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP 107-1 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Positions 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company adopted FSP 115-2 and 124-2 in the second quarter of 2009. FSP 115-2 and 124-2 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events,” (“SFAS No. 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the consolidated results of the Company.

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

At July 31, 2009, there were no shares of preferred stock, stock options or warrants issued.

       4. Mineral Interests

On September 8, 2006, our former President, Delara Hussaini, staked a claim on behalf of the Company, whereby acquiring a 100% interest in one mining claim of approximately 357.2 hectares located in the New Westminster Similkameen Mining Division approximately 140 kilometers east of Vancouver and 23 kilometers east- northeast of Hope, British Columbia, Canada. The claim was held in trust by the President of the Company for the benefit of the Company. The Company forfeited the claim as of September 8, 2008.

5. Income Taxes

As of July 31, 2009, the Company had a net operating loss carry forwards of approximately $103,837 that may be available to reduce future years’ taxable income through 2028.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance of approximately $103,837 for the deferred tax asset relating to this tax loss carry forward.

      6. Related Party Transactions

On August 18, 2008 Delara Hussaini issued a check for $68 to herself, in order to close out the bank account.

On September 13, 2008 she gave these funds to John P. Hynes III who is holding this cash in escrow on behalf of the Company. As of July 31, 2009 the Company has not yet opened a new bank account.

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

NOTE 7 – SUBSEQUENT EVENTS

As of the date of this interim financial report, August 26, 2009, there have been no subsequent events that warrant disclosure by the Company.

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

FINANCIAL STATUS AND LIQUIDITY

During the three and nine months ended July 31, 2009, our Company incurred the following expenses:

Expenditures	Purpose	Amount—3 months ended July 31, 2009	Amount—9 months ended July 31, 2009
Professional Fees	Legal and accounting fees	$11,500	$40,311
General administrative	Stock transfer and SEC report preparation	$1,673	$4,259
Total		$13,173	$44,570

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

OFF-BALANCE SHEET ARRANGEMENTS

As of July 31, 2009, the Company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. Liu, Kwok-Keung, the Company’s President, and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of July 31, 2009.  Based upon that evaluation, the Company’s  President concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our President and principal financial officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended July 31, 2009.  Based on that evaluation, our President and principal financial officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting

PART II OTHER INFORMATION

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

ROHAT RESOURCES, INC.

September 3, 2009	By:	/s/ Kwok-Keung Liu
Kwok-Keung Liu
President (Principal Executive Officer and Principal Financial Officer)