Form 10-K
period 2009-10-31
Rohat Resources, Inc.
filed 2010-01-29
CIK 1383145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_______________________

FORM 10-K

_______________________

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

Commission file number: 333-1399326

ROHAT RESOURCES, INC.
 (Name of registrant as specified in its charter)

Nevada	26-5913810
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Flat 1615, Oi Ping House, Oi Tung Estate
Aldrich Bay, Shaukeiwan, Hong Kong
(Address of principal executive offices)	(Zip code)

852-9349-0468
(Registrant's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT:
None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:
None

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☒

State the aggregate market value of the issued and outstanding common stock held by non-affiliates, computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $124,375

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).              Yes ☒ No ☐

The number of shares of the Registrant’s common stock, $0.001, outstanding at January 25, 2010 was 6,487,500.  We have no other classes of common equity.

PART I

Item 1	BUSINESS

Overview

The Company is a corporation organized in the State of Nevada on August 25, 2006.  Our principal offices are located at Flat 1615, Oi Ping House, Oi Tung Estate, Aldrich Bay, Shaukeiwan, Hong Kong. Our telephone number is 852-9349-0468

We are an exploration stage company with no revenues and a limited operating history.  Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

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

Reorganizations, Purchase or Sale of Assets

On September 13, 2008, John P. Hynes III, our former president, entered into a Stock Purchase Agreement, with Delara Hussaini and Angela Hussaini, pursuant to which Mr. Hynes acquired from the sellers an aggregate of 4,000,000 shares of common stock of the Company, collectively representing approximately 61.65% of the total issued and outstanding shares of common stock of the Company.

On March 9, 2009, we entered into a Stock Purchase Agreement with Grand Destiny Investments Limited, and John P. Hynes III, pursuant to which Mr. Hynes sold for $200,000, an aggregate of 4,000,000 shares of the common stock of the Company and Grand Destiny Investments Limited acquired an aggregate of 4,000,000 shares of common stock of the Company, or approximately 61.66% of the Company’s issued and outstanding common stock and attained voting control of the Company. In connection with this agreement, John P. Hynes III resigned as the sole director and officer of the Company, Liu, Kwok-Keung was elected as the Company’s President, Secretary, C.E.O, C.F.O. and Treasurer, and Chak, Wan-Keung was elected as the Company’s sole director.

Pursuant to a Common Stock Purchase Agreement dated as of March 9, 2009, between John P. Hynes III, the Company and Greenview Power Inc., the Company sold for $1.00, 100% of the issued and outstanding shares of Greenview Power Inc. (the Company’s wholly owned subsidiary) to Mr. Hynes.

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

Employees and Employment Agreements

At present, we have no employees other than our President Mr. Liu and our Director Mr. Chak who provides services on a consulting basis. There is no employment agreement between the Company and them.  We anticipate that we will be conducting most of our business through agreement with consultants and third parties.

Reports to Security Holders

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a smaller reporting company under the Securities Exchange Act of 1934, as amended. We will file Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission (the "SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

As a public entity, our Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and we incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and available resources to fund other aspects of our business and may prevent us from meeting our normal business obligations.

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

Our common stock is included for quotation on the OTCBB.  However, it is not actively traded. Even if a public market develops, there might not be enough liquidity in such market to enable stockholders to sell their stock. If a public market for our common stock does not develop, our stockholders might not be able to re-sell the shares of our common stock, rendering their shares effectively worthless and resulting in a complete loss of their investment.

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

We do not currently own any property although we owned a mineral claim on certain property as described in item 1. We are currently utilizing space at the office with address of Flat 1615, Oi Ping House, Oi Tung Estate, Aldrich Bay, Shaukeiwan, Hong Kong. The premises are provided to us on a rent-free basis. We believe the current premises are sufficient for our needs at this time.

We currently have no investment policies as they pertain to real estate, real estate interests or real estate mortgages.

Item 3	LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 13, 2008, John P. Hynes III our former president purchased from Delara Hussaini and Angela Hussaini an aggregate of 4,000,000 shares of common stock of the Company, collectively representing approximately 61.65% of the total issued and outstanding shares of common stock of the Company.  Effective September 13, 2008, Delara Hussaini resigned as President, Secretary, Treasurer and Director of the Company and Angela Hussaini resigned as Director of the Company.  Also effective September 13, 2008, John P. Hynes III, as the holder of a majority of the issued and outstanding shares of the Company’s common stock, elected John P. Hynes, III, as President, Secretary, Treasurer and Director of the Company.

On March 9, 2009, we entered into a Stock Purchase Agreement with Grand Destiny Investments Limited, and John P. Hynes III, pursuant to which Mr. Hynes sold for $200,000, an aggregate of 4,000,000 shares of the common stock of the Company and Grand Destiny Investments Limited acquired an aggregate of 4,000,000 shares of common stock of the Company, or approximately 61.66% of the Company’s issued and outstanding common stock and attained voting control of the Company. In connection with this agreement, John P. Hynes III resigned as the sole director and officer of the Company, Liu, Kwok-Keung was elected as the Company’s President, Secretary, C.E.O, C.F.O. and Treasurer, and Chak, Wan-Keung was elected as the Company’s sole director.

PART II

Item 5	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERSAND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is included for quotation on the OTCBB under the symbol “ROHT”.  However, it is not actively traded.  The OTCBB is a regulated quotation service that displays real-time quotes, last sale prices and volume information in over-the-counter (OTC) securities. The OTCBB is not an issuer listing service, market or exchange. Although the OTCBB does not have any listing requirements per se, to be eligible for quotation on the OTCBB, issuers must remain current in their filings with the SEC or applicable regulatory authority. Market Makers are not permitted to begin quotation of a security whose issuer does not meet this filing requirement. Securities already quoted on the OTCBB that become delinquent in their required filings will be removed following a 30 or 60 day grace period if they do not make their required filing during that time.

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

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. The words "believes," "anticipates," "plans," "seeks," "expects," "intends" and similar expressions identify some of the forward-looking statements. Forward-looking statements are not guarantees of performance or future results and involve risks, uncertainties and assumptions.  The factors discussed elsewhere in this Form 10-K could also cause actual results to differ materially from those indicated by the Company's forward-looking statements. The Company undertakes no obligation to publicly update or revise any forward-looking statements.

Results of Operations

Revenue

We are still in our exploration stage and have not generated any revenue.

Operating Expenses

General and administrative expenses were $53,244 for the year ended October 31, 2009, an increase of $21,515 or 68.8% compared to operating expenses of $31,729 for the year ended October 31, 2008.  General and administrative expenses are comprised of professional fees, mineral property costs, transfer agent and general administrative costs.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

Business Operations Overview

Net Income/Loss

Our net loss was $37,306 for the year ended October 31, 2009 as compared to a net loss of $31,729 for the year ended October 31, 2008. This loss was primarily due to the increase in general and administrative expenses but was reduced by $15,938 of debt forgiveness.

Liquidity and Capital Resources

Our cash in escrow at October 31, 2009 was $68, and outstanding liabilities were $27,532.

Net cash used in operating activities was $48,918 for the year ended October 31, 2009, and net cash used in operating activities was $9,315 for the year ended October 31, 2008.

Net cash provided by financing activities was $48,918 for the year ended October 31, 2009, there was no cash from financing activities for the years ended October 31, 2008 except for $7,399 borrowed from a related party.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Rohat Resources, Inc.

We have audited the accompanying balance sheets of Rohat Resources, Inc. (An Exploration Stage Company) as of October 31, 2009 and 2008 and the related statements of operations, stockholders’ deficiency and cash flows for the years then ended and for the period from August 26, 2006 (inception) to October 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from August 26, 2006 (inception) to October 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk LLP

New York, New York
January 27, 2010

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

	US$ October 31,
	2009	2008

Assets
Current assets
Cash and cash equivalents	$-	$-
Cash in escrow	68	68
Total current assets	$68	$68

Liabilities and Stockholders' Deficiency
Current liabilities
Loan from director	$12,730	$-
Accounts payable and accrued liabilities	14,802	26,414
Due to related parties	-	9,809
Total current liabilities	27,532	36,223

Stockholders' Deficiency
Preferred stock $0.001 par value 10,000,000 shares authorized; none issued	-	-
Common stock $0.001 par value; 100,000,000 shares
authorized; 6,487,500 shares issued and outstanding for both years	6,488	6,488
Additional paid-in-capital	78,559	32,562
Deficit accumulated during exploration stage	(112,511)	(75,205)
Total stockholders' deficiency	(27,464)	(36,155)
	$68	$68

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations

	US$
			For the Period
	Years ended		August 25, 2006
	October 31,		(Inception)
	2009	2008	through October 31, 2009

Revenues	$-	$-	$-
Cost of sales	-	-	-
Gross margin	-	-	-

General & administrative expenses	53,244	31,729	128,449
Operating loss	(53,244)	(31,729)	(128,449)
Other income (expense) Gain on forgiveness of debt	15,938	-	15,938
Loss before income tax expense	(37,306)	(31,729)	(112,511)
Income tax expense Net loss	$(37,306)	$(31,729)	$(112,511)
Loss per share basic and diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding
basic and diluted	6,487,500	6,487,500

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Deficiency
For the period from August 25, 2006 (inception) through October 31, 2009

	US$
				Deficit	Total
	Common Stock		Additional Paid-in	Accumulated During	Stockholders' Equity
	Shares	Amount	Capital	Exploration Stage	(Deficiency)

September 6, 2006 stock issued for cash 4,000,000	4,000,000	$4,000	$-	$-	$4,000
September 20, 2006 stock issued for cash	485,000	485	1,940	-	2,425
September 27, 2006 stock issued for cash	1,687,500	1,688	15,187	-	16,875
October 27, 2006 stock issued for cash	315,000	315	15,435	-	15,750
Net loss				(16,774)	(16,774)
Balance October 31, 2006	6,487,500	6,488	32,562	(16,774)	22,276
Net loss	-	-	-	(26,702)	(26,702)
Balance October 31, 2007	6,487,500	6,488	32,562	(43,476)	(4,426)
Net loss	-	-	-	(31,729)	(31,729)
Balance October 31, 2008	6,487,500	6,488	32,562	(75,205)	(36,155)
Net loss	-	-	-	(37,306)	(37,306)
Additional capital contributed in March 5, 2009	-	-	45,997	-	45,997
Balance October 31, 2009	6,487,500	$6,488	$78,559	$(112,511)	$(27,464)

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows

	US$
			Period
			August 25, 2006
	Years ended October 31,		(Inception)through October
	2009	2008	31, 2009

Cash Flows from Operating Activities
Net loss	$(37,306)	$(31,729)	$(112,511)
Adjustments to reconcile net loss to net cash used in operating activities

Changes in operating assets and liabilities
Accounts payable and accrued liabilities	(11,612)	22,414	14,802
Net cash used in operating activities	(48,918)	(9,315)	(97,709)
Cash Flows from Financing Activities Loan from director	12,730		12,730
Proceeds from sale of common stock	-	-	39,050
Loans from related party	(9,809)	7,399
Contribution to capital	45,997	-	45,997
Net cash provided by financing activities	48,918	7,399	97,777

Net increase(decrease) in cash and cash equivalents	-	(1,916)	68
Cash and cash equivalents at beginning of period	68	1,984	-
Cash in escrow at end of period	$68	$68	$68

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $112,511 as of October 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company acquiring a business and generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from directors and or private placement of common stock.

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
At October 31, 2009 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

The transition methods include prospective and retroactive adoption options.  Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  The Company adopted the modified prospective approach of SFAS No 123R for the period ended October 31, 2009.  The Company did not record any compensation expense for the period ended October 31, 2009 because there were no stock options outstanding prior to, or at October 31, 2009.

Recent Accounting Pronouncements

In September 2009, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, “Generally Accepted Accounting Principles.” ASC 105-1 0 establishes the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification supersedes all existing non-SEC accounting and reporting standards. The FASB will now issue new standards in the form of Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the changes in the Codification. References made to FASB guidance have been updated for the Codification throughout this document.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (ASC Topic 855). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 applies to both interim financial statements and annual financial statements. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 does not have a material impact on our financial statements. We adopted guidance issued by the FASB and included in ASC 855-10, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events (see Note 7).

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC Topic 105“SFAS 168”). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the consolidated results of the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. The Company will adopt SFAS 167 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140,” (“SFAS 166”). SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will adopt SFAS 166 in fiscal 2010. The Company does not expect that the adoption of SFAS 166 will have a material impact on the consolidated financial statements

In April 2009, the FASB issued FASB Staff Position 107-1 (ASC Topic 825) and Accounting Principles Board 28-1 (ASC Topic 270), “Interim Disclosures about Fair Value of Financial Instruments”. FSP 107-1 amends SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. FSP107-1 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company adopted FSP 107-1 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In April 2009, the FASB issued FASB Staff Position 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (ASC Topic 820). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted FSP 157-4 in the second quarter of 2009. FSP 107-1 did not have a material impact on the financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (ASC Topic 260). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

 In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”, (ASC Topic 944).  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

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

At October 31, 2009, there were no shares of preferred stock, stock options or warrants issued.

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

5. Income Taxes

As of October 31, 2009, the Company had a net operating loss carry forwards of approximately $110,000 that may be available to reduce future years’ taxable income through 2028.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance of $110,000 for the deferred tax asset relating to this tax loss carry forward.

6. Related Party Transactions and Debt Forgiveness

On August 18, 2008 Delara Hussaini issued a check for $68 to herself, in order to close out the bank account.

On September 13, 2008 she gave these funds to John P. Hynes III who was holding this cash in escrow on behalf of the Company. As of October 31, 2009 the Company has not yet opened a new bank account.

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

Effective September 13, 2008, John P. Hynes III, as the holder of the majority of the issued and outstanding shares of the Company at the time, appointed himself as President, Secretary, Treasurer and  sole Director of the Company.

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

While the Company is seeking additional funds, the director has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due the director as of October 31, 2009 is $12,730

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to October 31, 2009 to assess the need for potential recognition or disclosure in this report.  Such events were evaluated through January 27, 2010, the date these financial statements were issued.  Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A	CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, our principal executive and financial officer performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our principal executive and financial officer concluded that, as of October 31, 2009, the Company's disclosure controls and procedures were not effective.

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

Our principal executive and financial officer have conducted an assessment of our internal control over financial reporting as of October 31, 2009.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal  Control  over  Financial  Reporting  -  Guidance  for  Smaller  Public Companies  issued by the Committee of Sponsoring  Organizations  of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal  control  over  financial  reporting,  such that there is a  reasonable possibility  that a material  misstatement  of the  Company's  annual or interim financial  statements  will not be prevented or detected on a timely  basis.  In connection with  management's  assessment of our internal control over financial reporting as required  under Section 404 of the  Sarbanes-Oxley  Act of 2002, we identified  the  following  material  weaknesses  in our  internal  control over financial reporting as of October 31, 2009:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2009, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function.  However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company's attorneys’ conducts reviews on a quarterly basis.  These actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the  fourth  quarter  ended  October 31,  2009 that  materially  affected,  or are reasonably  likely to materially  affect,  our internal  control over  financial reporting.

PART III

Item 10	DIRECTOR, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officer and director of the Company is as follows:

Mr. Liu, Kwok-Keun, CEO, CFO

Mr. Liu, Kwok-Keung, aged 52, Mr. Liu has over 30 years of experience as a senior management in various industries including retail, hotel management as well as printing and publishing companies.  Mr. Liu will be responsible for the strategic planning, corporate development and investment of the Company.

Mr. Chak, Wan- Keung, Director

 Mr. Chak, Wan-Keung, aged 50, has been a businessman for over 19 years.  He has experience in various industries including private and commercial properties trading, modeling agency, retail shops and restaurants.  Mr. Chak demonstrated excellent leadership and management skills.  He is now an independent business consultant in the finance business.

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

Corporate Governance

We currently act with a single director, Chak Wan-Keung.  Mr. Chak is not independent as defined in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

Item 11	EXECUTIVE COMPENSATION

No compensation was paid to any executive officer of the Company during the fiscal years ended October 31, 2009 or 2008.

The following summary compensation table sets out details of compensation paid to (a) our principal executive officer; (b) each of our two most highly compensated executive officers who served as executive officers during the fiscal year ended October 31, 2009; and (c) up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended October 31, 2009, except that no disclosure is provided for any named executive officer, other than our principal executive officer, whose total compensation did not exceed $100,000 for the fiscal year ended October 31, 2008:

Summary Compensation Table
Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non- Equity Incentive Plan Compen- sation $	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings $	All Other Compen- sation $	Totals $
John P. Hynes III President, Secretary Treasurer and Director (11/1/2008 – 3/9/2009)	2009	0	0	0	0	0	0	0	0
Chak, Wan Keung Director (3/10/2009 – 10/31/2009)	2009	0	0	0	0	0	0	0	0
T, Kwok-Keung President, Secretary, Treasurer, CEO, CFO (3/10/2009 – 10/31/2009)	2009	0	0	0	0	0	0	0	0

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

Outstanding Equity Awards at Fiscal Year-End

As at October 31, 2009, we had not adopted any equity compensation plan and no stock, options, or other equity securities were awarded to our executive officers.

Aggregated Options Exercised in the Year Ended October 31, 2009 and Year End Option Values

There were no stock options exercised during the year ended October 31, 2009.

Repricing of Options/SARS

We did not reprice any options previously granted during the year ended October 31, 2009.

Director Compensation

Directors of our Company may be paid for their expenses incurred in attending each meeting of the directors. In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director. No payment precludes any director from serving our Company in any other capacity and being compensated for such service. Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings. During the year ended October 31, 2009, we did not pay any compensation or grant any stock options to our directors.

Item 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERSAND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of October 31, 2009, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by each of our current directors and executive officers.  Each person has sole voting and investment power with respect to the shares of common stock.  Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percentage of Class1
Grand Destiny Investments Limited Flat 1615, Oi Ping House, Oi Tung Estate, Aldrich Bay, Shaukeiwan, Hong Kong (2)	4,000,000	61.65%
Directors and Officers:
Chak Wan Keung (2)	4,000,000	61.65%
Liu Kwok Keung (2)	4,000,000	61.65%
All Officers and Directors as a group	4,000,000	61.65%

(1) Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares.  Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares).  In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided.  In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.  As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on October 31, 2009.  As of October 31, 2009, there were 6,487,500 shares of our Company’s common stock issued and outstanding.
(2) Grand Destiny Investments Limited is jointly held by Mr. Chak Wan Keung and Mr. Liu Kwok Keung

Equity Plan Compensation Information

Our Company does not currently have a stock option plan or other form of equity plan.

Item 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as described below, no director, executive officer, principal shareholder holding at least 5% of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended October 31, 2009, in which the amount involved in the transaction exceeded or exceeds the lesser of $50,000 or one percent of the average of our total assets at the year end from November 1, 2008 to October 31, 2009:

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

5 .	As of October 31, 2008, there are outstanding accounts payable to third parties totaling $26,414 and due to related parties $9,809.

6.
On March 9, 2009, John P. Hynes III entered into a Common Stock Purchase Agreement with Grand Destiny Investments Limited pursuant to which Mr. Hynes sold 4,000,000 shares of common stock of Rohat Resources, Inc., representing approximately 61.65% of the total and issued shares of common stock of the Company

Mr. Hynes tendered his resignation as sole director and Chak Wan Keung was elected to serve as sole director of the Company. Mr. Hynes has also tendered his resignation as President, Secretary and Treasurer effective March 23, 2009. Mr. Liu Kwok Keung was appointed as the Company’s President, Secretary, Treasurer, Chief Executive Officer, and Chief Financial Officer.

Pursuant to a Common Stock Purchase Agreement dated as of March 9, 2009, between John P. Hynes III, the Company and Greenview Power Inc., the Company sold for $1.00, 100% of the issued and outstanding shares of Greenview Power Inc. (the Company’s wholly owned subsidiary) to Mr. Hynes

Item 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the Company for audit services is estimated to be $8,500 for other audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended October 31, 2009.

The total fees charged to the Company for audit services is estimated to be $8,500 for other audit-related services were $Nil, for tax services were $Nil and for other services were $Nil during the year ended October 31, 2009.

PART IV

Item 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibits required by Item 601 of Regulation S-K:

No.	Description
3.1	Articles of Incorporation of the Company1

3.2	Bylaws of the Company1

10.1	Common Stock Purchase Agreement by and among Grand Destiny Investments Limited, John P. Hynes III and Rohat Resources, Inc (2)

21	List of Subsidiaries (3)

31	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of President and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

99.1	Report on the U. S. Rambler Project dated September 15, 20061

1  Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 14, 2006.
(2) Incorporated herein by reference from the Company’s 8-K filed with the Securities and Exchange and Commission on March 13, 2009.
(3) ) Incorporated herein by reference from the Company’s 10-K filed with the Securities and Exchange and Commission on January 29, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROHAT RESOURCES, INC.
(Registrant)

Date: January 28, 2010	/s/ Liu, Kwok-Keung
Liu, Kwok-Keung
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on January 28, 2010, on behalf of the registrant and in the capacities indicated

Signature	Title

/s/ Liu, Kwok-Keung	President and Chief Executive Officer (Principal executive officer, principal financial officer and principal accounting officer
Liu, Kwok-Keung

/s/ Chak, Wan-Keung	Director
Chak, Wan-Keung