Form 10-Q
period 2010-01-31
Rohat Resources, Inc.
filed 2010-03-12
CIK 1383145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

852-9349-0468
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 6,487,500 shares outstanding as of March 10, 2010.

ROHAT RESOURCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS.

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

	(Unaudited)
	January 31, 2010	October 31, 2009

Assets
Current assets
Cash and cash equivalents	$-	$-
Cash in escrow	68	68
Total current assets	$68	$68

Liabilities and Stockholders' Deficiency
Current liabilities
Loan from director	$14,395	$12,730
Accounts payable and accrued liabilities	14,802	14,802
Total current liabilities	$29,197	$27,532

Stockholders’ Deficiency
Preferred stock $0.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.001 par value; 100,000,000 shares
authorized; 6,487,500 shares issued and outstanding for both periods	6,488	6,488
Additional paid-in-capital	78,559	78,559
Deficit accumulated during exploration stage	(114,176)	(112,511)
Total stockholders' deficiency	(29,129)	(27,464)
	$68	$68

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

	Three months ended	Three months ended	For the Period August 25, 2006 (Inception) through
	January 31, 2010	January 31, 2009	January 31, 2010
Revenues	$-	$-	$-
Cost of sales	-	-	-
Gross margin	-	-	-
Operating Expense	-	-	-
General & administrative expenses	1,665	25,712	130,114
Operating loss	(1,665)	(25,712)	(130,114)
Other income (expense)	-	-	-
Gain on forgiveness of debt	-	-	15,938
Loss before income tax expense	(1,665)	(25,712)	(114,176)
Income tax expense	-	-	-
Net loss	$(1,665)	$(25,712)	$ (114,176)
Loss per share basic and diluted	$(0.000)	$(0.004)
Weighted average number of common shares outstanding
basic and diluted	6,487,500	6,487,500

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)
For the Period from August 25, 2006 (Inception) through January 31, 2010

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficiency)

September 6, 2006 stock issued for cash	4,000,000	$4,000	$-	$-	$4,000
September 20, 2006 stock issued for cash	485,000	485	1,940	-	2,425
September 27, 2006 stock issued for cash	1,687,500	1,688	15,187	-	16,875
October 27, 2006 stock issued for cash	315,000	315	15,435	-	15,750
Net loss				(16,774)	(16,774)
Balance October 31, 2006	6,487,500	6,488	32,562	(16,774)	22,276
Net loss	-	-	-	(26,702)	(26,702)
Balance October 31, 2007	6,487,500	6,488	32,562	(43,476)	(4,426)
Net loss	-	-	-	(31,729)	(31,729)
Balance October 31, 2008	6,487,500	6,488	32,562	(75,205)	(36,155)
Net loss				(37,306)	(37,306)
Additional capital contributed in March 5, 2009			45,997		45,997
Balance October 31, 2009	6,487,500	6,488	78,559	(112,511)	(27,464)
Net loss (Unaudited)				(1,665)	(1,665)
Balance January 31, 2010 (Unaudited)	6,487,500	$6,488	$78,559	$(114,176)	$(29,129)

See notes to financial statements

  ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
	Three months	Three months	August 25, 2006
	ended	ended	(Inception) through
	January 31, 2010	January 31, 2009	January 31, 2009
Cash Flows from Operating Activities
Net loss	$(1,665)	$(25,712)	$(114,176)
Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	-	25,712	14,802
Net cash used in operating activities	(1,665)	-	(99,374)
Cash Flow from Financing Activities
Loan from director	1,665	-	14,395
Proceeds from sale of common stock	-	-	39,050
Contribution to capital	-	-	45,997
Net cash provided by financing activities	1,665	-	99,442

Net increase (decrease) in cash and cash equivalents	-	-	68
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$-	$-	$68

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
For the Period Ended January 31, 2010

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $114,176 as of January 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from directors and or private placement of common stock. There is no assurance that additional financing will be available or if available, will be on acceptable terms.

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
For the Period Ended January 31, 2010

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

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
For the Period Ended January 31, 2010

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
At January 31, 2010 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded because of uncertainties about the utilization of net operating loss carryovers.

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

The transition methods include prospective and retroactive adoption options.  Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  The Company adopted the modified prospective approach of SFAS No 123R for the period ended January 31, 2010.  The Company did not record any compensation expense for the period ended January 31, 2010 because there were no stock options outstanding prior to, or at January 31, 2010.

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
For the Period Ended January 31, 2010

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC Topic 105). SFAS 168 replaces FASB Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending January 3, 2010. This will not have an impact on the consolidated results of the Company.

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
For the Period Ended January 31, 2010

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

At January 31, 2010, there were no shares of preferred stock, stock options or warrants issued.

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

5. Income Taxes

As of January 31, 2010, the Company had a net operating loss carry forwards of approximately $114,000 that may be available to reduce future years’ taxable income through 2028.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance of approximately $114,000 for the deferred tax asset relating to this tax loss carry forward.

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Notes to Financial Statements
For the Period Ended January 31, 2010

6. Related Party Transactions

On August 18, 2008 Delara Hussaini issued a check for $68 to herself, in order to close out the bank account.

On September 13, 2008 she gave these funds to John P. Hynes III who is holding this cash in escrow on behalf of the Company. As of January 31, 2010 the Company has not yet opened a new bank account.

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

 On March 9, 2009, John P. Hynes III (“Mr. Hynes”) entered into a Common Stock Purchase Agreement (the “Sale”) with Grand Destiny Investments Limited (“Grand Destiny”) pursuant to which Mr. Hynes sold 4,000,000 shares of common stock of the Company, representing approximately 61.65% of the total and issued shares of common stock of the Company.

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

While the Company is seeking additional funds, the director has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. During the quarter ended January 31, 2010, the director loaned additional $1,665. The balance due the director as of January 31, 2010 is $14,395

7 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to January 31, 2010 to assess the need for potential recognition or disclosure in this report.  Such events were evaluated through March 11, 2010, the date these financial statements were issued.  Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

On March 9, 2009 (the “Closing”), we entered into a Stock Purchase Agreement (“Purchase Agreement”) with Grand Destiny Investments Limited (“Purchaser”), and John P. Hynes III (“Seller”), pursuant to which the Seller sold for $200,000, an aggregate of 4,000,000 shares of the common stock of the Company.  At the Closing, the Purchaser acquired an aggregate of 4,000,000 shares of common stock of the Company, or approximately 61.65% of the Company’s issued and outstanding common stock and attained voting control of the Company. In connection with the Purchase Agreement, John P. Hynes III resigned as the sole director and officer of the Company, Liu, Kwok-Keung was elected as the Company’s President, Secretary, C.E.O, C.F.O. and Treasurer, and Chak, Wan-Keung was elected as the Company’s sole director.

PLAN OF OPERATION

Our plan of operation for the next 12 months is to explore the acquisition of an operating business. We will require additional funding in order to proceed with any acquisition program. We do not have any arrangements in place for any future equity financing or loans and there is no assurance that additional financing will be available, or if available, will be on acceptable terms. Any equity financing will cause substantial dilution.

FINANCIAL STATUS AND LIQUIDITY

We are still in the exploration stage and have no revenues to date.  We incurred general and administrative expenses of $1,665 for the three-month period ended January 31, 2010 and general and administrative expenses of $25,712 for the three-month period ended January 31, 2009, a decrease of $24,047 due mainly to decrease in legal and accounting fees.  As we are not generating any revenues our expenses are being paid through cash generated via loan from director.  Our net loss since inception through January 31, 2010 is $114,176. We do not anticipate generating any revenue for the foreseeable future. We will require additional funding on order to proceed with our operations. We do not have any arrangements in place for any future equity financing or loans and there is no assurance that additional financing will be available, or if available, will be on acceptable terms. Any equity financing will cause substantial dilution.

We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or identify and acquire an operating business. In the absence of such financing, our business will fail.

Due to the uncertainty of our ability to meet our current operating and capital expenses, there is substantial doubt about our ability to continue as a going concern.

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

LEGAL EXPENSE PLAN

In the next twelve months, our management anticipates spending approximately $6,000 on corporate legal services.

OFF-BALANCE SHEET ARRANGEMENTS

As of January 31, 2010, the Company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. Liu, Kwok-Keung, the Company’s President, and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of January 31, 2010.  Based upon that evaluation, the Company’s  President concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our President and principal financial officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended January 31, 2010.  Based on that evaluation, our President and principal financial officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting

PART II OTHER INFORMATION

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

Not applicable .

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

ROHAT RESOURCES, INC.

March 11, 2010	By:	/s/ Kwok-Keung Liu
Kwok-Keung Liu
President (Principal Executive Officer and Principal Financial Officer)