Form 10-Q
period 2010-04-30
Rohat Resources, Inc.
filed 2010-06-11
CIK 1383145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

852-9349-0468
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. Yes ☐ No ☐ N/A ☐

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 6,487,500 shares outstanding as of June 2, 2010.

ROHAT RESOURCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS.

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

	(Unaudited)
	April 30, 2010	October 31, 2009

Assets
Current assets
Cash and cash equivalents	$-	$-
Cash in escrow	68	68
Total current assets	$68	$68

Liabilities and Stockholders' Deficiency
Current liabilities
Loan from director	$14,395	$12,730
Accounts payable and accrued liabilities	19,075	14,802
Total current liabilities	$33,470	$27,532

Stockholders’ Deficiency
Preferred stock $0.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.001 par value; 100,000,000 shares authorized; 6,487,500 shares issued and outstanding at both dates	6,488	6,488
Additional paid-in-capital	78,559	78,559
Deficit accumulated during exploration stage	(118,449)	(112,511)
Total stockholders' deficiency	(33,402)	(27,464)
	$68	$68

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					For the Period
	Three Months	Three months	Six Months	Six months	August 25, 2006
	ended	ended	ended	ended	(Inception) through
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009	April 30, 2010

Revenues	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross margin	-	-	-	-	-
Operating Expense	-	-	-	-	-
General & administrative expenses	4,273	5,685	5,938	31,397	133,737
Loss before income tax expense	(4,273)	(5,685)	(5,938)	(31,397)	(133,737)
Gain on forgiveness of debt		15,938		15,938	15,938
Income tax expense	(4,273)	10,253	(5,938)	(15,459)	(118,449)
Net loss	$(4,273)	$10,253	$(5,938)	$(15,459)	$(118,449)
Loss per share basic and diluted	(0.01)	(0.01)	(0.01)	(0.01)

Weighted average number of common shares outstanding basic and diluted	6,487,500	6,487,500	6,487,500	6,487,500

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)
For the Period from August 25, 2006 (Inception) through April 30, 2010

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficiency)

September 6, 2006 stock issued for cash	4,000,000	$4,000	$-	$-	$4,000
September 20, 2006 stock issued for cash	485,000	485	1,940	-	2,425
September 27, 2006 stock issued for cash	1,687,500	1,688	15,187	-	16,875
October 27, 2006 stock issued for cash	315,000	315	15,435	-	15,750
Net loss				(16,774)	(16,774)
Balance October 31, 2006	6,487,500	6,488	32,562	(16,774)	22,276
Net loss	-	-	-	(26,702)	(26,702)
Balance October 31, 2007	6,487,500	6,488	32,562	(43,476)	(4,426)
Net loss	-	-	-	(31,729)	(31,729)
Balance October 31, 2008	6,487,500	6,488	32,562	(75,205)	(36,155)
Net loss				(37,306)	(37,306)
Additional capital contributed in March 5, 2009			45,997		45,997
Balance October 31, 2009	6,487,500	6,488	78,559	(112,511)	(27,464)
Net loss				(1,665)	(1,665)
Balance January 31, 2010	6,487,500	$6,488	$78,559	$(114,176)	$(29,129)
Net loss				(4,273)	(4,273)
Balance April 30, 2010 (Unaudited)	6,487,500	$6,488	$78,559	$(118,449)	$(33,402)

See notes to financial statements

  ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
	Six months	Six months	August 25, 2006
	Ended	ended	(Inception) through
	April 30, 2010	April 30, 2009	April 30, 2010
Cash Flows from Operating Activities
Net loss	$(5,938)	$(31,397)	$(134,387)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on forgiveness of debt		15,938	15,938
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	4,273	(20,729)	19,075
Net cash used in operating activities	(1,665)	(36,188)	(99,374)

Cash Flow from Financing Activities
Loan from director	1,665	-	14,395
Due to related party	-	(9,809)	-
Proceeds from sale of common stock	-	-	39,050
Contribution to capital	-	45,997	45,997
Net cash provided by financing activities	1,665	36,188	99,442

Net increase (decrease) in cash and cash equivalents	-	-	68
Cash and cash equivalents at beginning of period	-	-	-
Cash and cash equivalents at end of period	$-	$-	$68

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $118,449 as of April 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from directors and or private placement of common stock. There is no assurance that additional financing will be available or if available, will be on acceptable terms.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. All amounts are presented in U.S. dollars.

Exploration Stage Company

The Company complies with the Financial Accounting Standards Board Statement No.7 (ASC Topic 915) and it’s characterization of the Company as an exploration stage enterprise.

Mineral Interests

Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  The Company never established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143 “Accounting for Asset Retirement Obligations” (ASC Topic 410) which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long –lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation,” (ASC Topic 830) foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

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
At April 30, 2010 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded because of uncertainties about the utilization of net operating loss carryovers.

Basic and Diluted Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, “Earnings per Share” (ASC Topic 260), which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period.  Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

The Company has no potential dilutive instruments and, accordingly, basic loss and diluted loss per share are equal.

Stock based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments” (ASC Topic 718), which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment” (ASC Topic 718), which provides supplemental implementation guidance for SFAS No. 123R    SFAS No. 123R requires all share based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award.  SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R.  The pro-forma disclosures previously permitted under SFAS No. 123R no longer will be an alternative to financial statement recognition.  Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption.

The transition methods include prospective and retroactive adoption options.  Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  The Company adopted the modified prospective approach of SFAS No 123R for the period ended April 30, 2010.  The Company did not record any compensation expense for the period ended April 30, 2010 because there were no stock options outstanding prior to, or at April 30, 2010.

 Recent Accounting Pronouncements

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815.  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company’s interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events (“ASC 855”).  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

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

At April 30, 2010, there were no shares of preferred stock, stock options or warrants issued.

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

As of April 30, 2010, the Company had a net operating loss carry forwards of approximately $118,000 that may be available to reduce future years’ taxable income through 2028.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance of approximately $118,000 for the deferred tax asset relating to this tax loss carry forward.

6.	Related Party Transactions

On August 18, 2008 Delara Hussaini issued a check for $68 to herself, in order to close out the bank account.

On September 13, 2008 she gave these funds to John P. Hynes III who is holding this cash in escrow on behalf of the Company. As of April 30, 2010 the Company has not yet opened a new bank account.

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

On March 5, 2009, John P. Hynes III contributed $45,997 in additional capital in order to pay off the “Accounts Payable” and “Due to Related Parties” liabilities of the Company. At the same time, there was debt forgiveness of $15,938 by two of the creditors and therefore the total outstanding Company liability of $61, 935 had been reduced to zero.

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

While the Company is seeking additional funds, the director has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due the director as of April 30, 2010 is $14,395. The director made an additional loan of $1,665 during the six month ended April 30, 2010.

7 – SUBSEQUENT EVENTS

The Company has evaluated events subsequent to April 30, 2010 to assess the need for potential recognition or disclosure in this report.  Such events were evaluated through the date these financial statements were issued.  Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

FINANCIAL STATUS AND LIQUIDITY

We are still in the exploration stage and have no revenues to date.  We incurred general and administrative expenses of $4,273 for the three-month period ended April 30, 2010 and general and administrative expenses of $5,685 for the three-month period ended April 30, 2009, a decrease of $1,412 due mainly to decrease in legal and accounting fees.

For the six-month period ended April 30, 2010, we incurred general and administrative expenses of $5,938, a decrease of $25,459 compared to $31,397 for the six-month period ended April 30, 2009. The decrease of general and administrative expenses can be attributed to the decrease in legal and accounting fees.

As we are not generating any revenues our expenses are being paid through cash generated via loan from director.  Our net loss since inception through April 30, 2010 is $118,449. We do not anticipate generating any revenue for the foreseeable future. We will require additional funding on order to proceed with our operations. We do not have any arrangements in place for any future equity financing or loans and there is no assurance that additional financing will be available, or if available, will be on acceptable terms. Any equity financing will cause substantial dilution.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of April 30, 2010, the Company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

Changes in internal controls

Our management, with the participation our President and principal financial officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended April 30, 2010.  Based on that evaluation, our President and principal financial officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting

PART II OTHER INFORMATION

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

ROHAT RESOURCES, INC.

June 8, 2010	By:	/s/ Kwok-Keung Liu
Kwok-Keung Liu
President (Principal Executive Officer and Principal Financial Officer)