Form 10-Q
period 2010-07-31
Rohat Resources, Inc.
filed 2010-09-09
CIK 1383145

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

852-9349-0468
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [X] No [_]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distributions of securities under a plan confirmed by a court. Yes [_] No [_] N/A [X]

APPLICABLE TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. Class - Common Stock, 6,487,500 shares outstanding as of September 2, 2010.

ROHAT RESOURCES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS.

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Balance Sheets

	(Unaudited)
	July 31, 2010	October 31, 2009

Assets
Current assets
Cash and cash equivalents	$-	$-
Cash in escrow	68	68
Total current assets	$68	$68

Liabilities and Stockholders' Deficiency
Current liabilities
Loan from director	$15,395	$12,730
Accounts payable and accrued liabilities	26,021	14,802
Total current liabilities	$41,416	$27,532

Stockholders’ Deficiency
Preferred stock $0.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.001 par value; 100,000,000 shares
authorized; 6,487,500 shares issued and outstanding at both dates	6,488	6,488
Additional paid-in-capital	78,559	78,559
Deficit accumulated during exploration stage	(126,395)	(112,511)
Total stockholders' deficiency	(41,348)	(27,464)
	$68	$68

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Operations
(Unaudited)

					For the Period
	Three months	Three months	Nine months	Nine months	August 25, 2006
	ended	ended	ended	Ended	(Inception) through
	July 31, 2010	July 31, 2009	July 31, 2010	July 31, 2009	July 31, 2010

Revenues	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross margin	-	-	-	-	-

Operating Expense	-	-	-	-	-
General & administrative expenses	7,946	13,173	13,884	44,570	142,333
Loss before income tax expense	(7,946)	(13,173)	(13,884)	(44,570)	(142,333)
Gain on forgiveness of debt	-	-	-	15,938	15,938
Income tax expense	-	-	-	-	-
Net loss	$(7,946)	$(13,173)	$(13,884)	$(28,632)	$(126,395)

Loss per share basic and diluted	$(0.001)	$(0.002)	$(0.002)	$(0.004)

Weighted average number of
common shares outstanding
basic and diluted	6,487,500	6,487,500	6,487,500	6,487,500

See notes to financial statements

ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Changes in Stockholders’ Equity (Deficiency)
For the Period from August 25, 2006 (Inception) through July 31, 2010

	Common Stock		Additional Paid-in	Deficit Accumulated During Exploration	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficiency)
September 6, 2006 stock issued for cash	4,000,000	$4,000	$-	$-	$4,000
September 20, 2006 stock issued for cash	485,000	485	1,940	-	2,425
September 27, 2006 stock issued for cash	1,687,500	1,688	15,187	-	16,875
October 27, 2006 stock issued for cash	315,000	315	15,435	-	15,750
Net loss				(16,774)	(16,774)
Balance October 31, 2006	6,487,500	6,488	32,562	(16,774)	22,276
Net loss	-	-	-	(26,702)	(26,702)
Balance October 31, 2007	6,487,500	6,488	32,562	(43,476)	(4,426)
Net loss	-	-	-	(31,729)	(31,729)
Balance October 31, 2008	6,487,500	6,488	32,562	(75,205)	(36,155)
Net loss				(37,306)	(37,306)
Additional capital contributed in March 5, 2009			45,997		45,997
Balance October 31, 2009	6,487,500	6,488	78,559	(112,511)	(27,464)
Net loss				(1,665)	(1,665)
Balance January 31, 2010 (Unaudited)	6,487,500	6,488	78,559	(114,176)	(29,129)
Net loss				(4,273)	(4,273)
Balance April 30, 2010 (Unaudited)	6,487,500	6,488	78,559	(118,449)	(33,402)
Net loss				(7,946)	(7,946)
Balance July 31, 2010 (Unaudited)	6,487,500	$6,488	$78,559	$(126,395)	$(41,348)

See notes to financial statements

  ROHAT RESOURCES, INC.
(An Exploration Stage Company)
Statements of Cash Flows
(Unaudited)

			For the Period
	Nine months	Nine months	August 25, 2006
	Ended	ended	(Inception) through
	July 31, 2010	July 31, 2009	July 31, 2010
Cash Flows from Operating Activities
Net loss	$(13,884)	$(28,632)	$(126,395)
Adjustments to reconcile net loss to net cash
used in operating activities
Gain on forgiveness of debt		(15,938)
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	11,219	(3,586)	26,021
Net cash used in operating activities	(2,665)	(48,156)	(100,374)

Cash Flow from Financing Activities
Loan from director	2,665	11,968	15,395
Payment of loan from related party	-	(9,809)	-
Proceeds from sale of common stock	-	-	39,050
Contribution to capital	-	45,997	45,997
Net cash provided by financing activities	2,665	48,156	100,442

Net increase (decrease) in cash and cash equivalents	-	-	68
Cash and cash equivalents at beginning of period	-	68	-
Cash and cash equivalents at end of period	$-	$68	$68

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $126,395 as of July 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from directors and or private placement of common stock. There is no assurance that additional financing will be available or if available, will be on acceptable terms.

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

At July 31, 2010 a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded because of uncertainties about the utilization of net operating loss carryovers.

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

The transition methods include prospective and retroactive adoption options.  Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  The Company adopted the modified prospective approach of SFAS No 123R for the period ended July 31, 2010.  The Company did not record any compensation expense for the period ended July 31, 2010 because there were no stock options outstanding prior to, or at July 31, 2010.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-13, Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

The FASB issued ASU 2010-17, Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition.  This ASU codifies the consensus reached in EITF Issue No. 08-9, “Milestone Method of Revenue Recognition.” The amendments to the Codification provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and nonsubstantive milestones, and each milestone should be evaluated individually to determine if it is substantive.

ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply 2010-17 retrospectively from the beginning of the year of adoption. Vendors may also elect to adopt the amendments in this ASU retrospectively for all prior periods. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company

ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset, codifies the consensus reached in EITF Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the Codification provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The Company does not expect the provisions of ASU 2010-18 to have a material effect on the financial position, results of operations or cash flows of the Company.

In May 2010, the FASB issued ASU 2010-19, Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

Other accounting standards that have been issued or proposed by FASB that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

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

3. Common Stock Transactions

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares and 10,000,000 preferred shares each with a par value of $0.001 per share. No other class of shares is authorized.

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

At July 31, 2010, there were no shares of preferred stock, stock options or warrants issued.

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

5. Income Taxes

As of July 31, 2010, the Company had a net operating loss carry forwards of approximately $126,000 that may be available to reduce future years’ taxable income through 2028.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance of approximately $126,000 for the deferred tax asset relating to this tax loss carry forward.

6. Related Party Transactions

On August 18, 2008 Delara Hussaini issued a check for $68 to herself, in order to close out the bank account.

On September 13, 2008 she gave these funds to John P. Hynes III who is holding this cash in escrow on behalf of the Company. As of July 31, 2010 the Company has not yet opened a new bank account.

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

While the Company is seeking additional funds, the director has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due the director as of July 31, 2010 is $15,395. The director made an additional loan of $2,665 during the nine month ended July 31, 2010.

7. SUBSEQUENT EVENTS

The Company has evaluated events subsequent to July 31, 2010 to assess the need for potential recognition or disclosure in this report.  Such events were evaluated through the date these financial statements were issued.  Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

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

FINANCIAL STATUS AND LIQUIDITY

We are still in the exploration stage and have no revenues to date.  We incurred general and administrative expenses of $7,946 for the three-month period ended July 31, 2010 and general and administrative expenses of $13,173 for the three-month period ended July 31, 2009, a decrease of $5,227 due mainly to decrease in legal and accounting fees.

For the nine-month period ended July 31, 2010, we incurred general and administrative expenses of $13,884, a decrease of $30,686 compared to $44,570 for the nine-month period ended July 31, 2009. The decrease of general and administrative expenses can be attributed to the decrease in legal and accounting fees.

As we are not generating any revenues our expenses are being paid through cash generated via loan from director.  Our net loss since inception through July 31, 2010 is $126,395. We do not anticipate generating any revenue for the foreseeable future. We will require additional funding on order to proceed with our operations. We do not have any arrangements in place for any future equity financing or loans and there is no assurance that additional financing will be available, or if available, will be on acceptable terms. Any equity financing will cause substantial dilution.

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

OFF-BALANCE SHEET ARRANGEMENTS

As of July 31, 2010, the Company had no off-balance sheet arrangements, including any outstanding derivative financial statements, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

EMPLOYEES

We currently have no employees, and we do not expect to hire any employees in the foreseeable future. We presently conduct our business through agreements with consultants and arms-length third parties.

GOING CONCERN

Due to the uncertainty of our ability to meet our current operating and capital expenses, in the report on the annual financial statements for the years ended October 31, 2009 and 2008, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation with the participation of the Company’s management, including Mr. Liu, Kwok-Keung, the Company’s President, and principal financial officer of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of July 31, 2010.  Based upon that evaluation, the Company’s  President concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s President, to allow timely decisions regarding required disclosure.

Changes in internal controls

Our management, with the participation our President and principal financial officer, performed an evaluation as to whether any change in our internal controls over financial reporting occurred during the quarter ended July 31, 2010.  Based on that evaluation, our President and principal financial officer concluded that no change occurred in the Company's internal controls over financial reporting during the quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting

PART II OTHER INFORMATION

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
__________________
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROHAT RESOURCES, INC.

September 10, 2010	By:	/s/ Kwok-Keung Liu
Kwok-Keung Liu
President (Principal Executive Officer and Principal Financial Officer)