Form 10-K
period 2010-10-31
Rohat Resources, Inc.
filed 2011-02-14
CIK 1383145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  333-1399326

ROHAT RESOURCES, INC.
 (Exact name of registrant as specified in its charter)

NEVADA	20-5913810
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

68, Soi Suphaphong 3 Yak 8, Sirinakarn 40 Road Nonghob, Praver, 10250 Bangkok, Thailand	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  668-3-1849191

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.Yes ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒                                No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                     Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)                                                                                                                          Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at February 14, 2011
Common Stock, $.001 par value per share	6,487,500 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

i

PART I

Forward Looking Statements

This Form 10-K contains “forward-looking” statements including statements regarding our expectations of our future operations. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.

These risks and uncertainties include international, national, and local general economic and market conditions; our ability to sustain, manage, or forecast growth, our ability to successfully make and integrate acquisitions, new product development and introduction, existing government regulations and changes in, or the failure to comply with, government regulations, adverse publicity, competition, fluctuations and difficulty in forecasting operating results, change in business strategy or development plans, business disruptions, the ability to attract and retain qualified personnel, the ability to protect technology, and the risk of foreign currency exchange rate.  Although the forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  In light of these risks and uncertainties, you are cautioned not to place undue reliance on these forward-looking statements. Except as required by law, we undertake no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

ITEM 1. DESCRIPTION OF BUSINESS.

Rohat Resources, Inc. was incorporated under the laws of the State of Nevada on August 25, 2006.  We are a shell company with no or nominal operations.  We are actively considering various acquisition targets and other business opportunities.  We hope to acquire one or more operating businesses or consummate a business opportunity within the next twelve months.

History

We were formerly an exploration stage mining company.  We had acquired a 100% interest in a claim on a mineral property located in the New Westminster, Similkameen, Mining Division of British Columbia, Canada and paid approximately $1,500 to keep the claim in good standing through September 8, 2008.  The Company did not determine whether this property contained reserves that were economically recoverable and never conducted any exploration of the site.  Our rights to the claim expired as of September 8, 2008.

On September 13, 2008, John P. Hynes III, our former president, entered into a Stock Purchase Agreement, with Delara Hussaini and Angela Hussaini, pursuant to which Mr. Hynes acquired from the sellers an aggregate of 4,000,000 shares of common stock of the Company, collectively representing approximately 61.65% of the total issued and outstanding shares of common stock of the Company.

On March 9, 2009, we entered into a Stock Purchase Agreement with Grand Destiny Investments Limited, or Grand Destiny, and John P. Hynes III, pursuant to which Mr. Hynes sold for $200,000, an aggregate of 4,000,000 shares of the common stock of the Company.  Grand Destiny acquired an aggregate of 4,000,000 shares of common stock of the Company, or approximately 61.65% of the Company’s issued and outstanding common stock, and attained voting control of the Company.  In connection with this agreement, John P. Hynes III resigned as the sole director and officer of the Company, Kwok Keung Liu was elected as the Company’s President, Secretary, C.E.O, C.F.O. and Treasurer, and Wan Keung Chak was elected as the Company’s sole director.  Grand Destiny is jointly held by Wan Keung Chak and Kwok Keung Liu.

Pursuant to a Common Stock Purchase Agreement dated as of March 9, 2009, between John P. Hynes III, the Company and Greenview Power Inc., the Company sold for $1.00, 100% of the issued and outstanding shares of Greenview Power Inc. (the Company’s wholly owned subsidiary) to Mr. Hynes.

On or about June 25, 2010, Grand Destiny sold 3,658,348 shares of our common stock, or approximately 56.39% of our issued and outstanding stock, to Intrepid Capital LLC for aggregate cash consideration of $157,748 and for services rendered.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.

On October 12, 2010, certain shareholders of the Company entered into the Sale Agreement pursuant to which they sold an aggregate of 5,237,297 shares of our common stock to five accredited investors for aggregate consideration of $600,000.  Upon the closing of the sale transaction on November 23, 2010, the purchasers acquired an aggregate of 5,237,297 shares of our common stock, constituting approximately 80.73% of our issued and outstanding securities.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.  Kok Cheang Lim acquired 3,658,348 of the shares sold, representing approximately 56.39% of our issued and outstanding shares of common stock.

On December 31, 2010, Kwok Keung Liu resigned from his positions as our President, Chief Executive Officer, Chief Financial Officer and Secretary, and Wan Keung Chak resigned from his position as a member of our Board of Directors.

On December 31, 2010, Kok Cheang Lim was appointed to serve as our President, Chief Executive Officer, Chief Financial Officer, Secretary and the sole member of our Board of Directors.

Insurance

We do not currently maintain property, business interruption and casualty insurance.  We intend to obtain such insurance in accordance with customary industry practices of the jurisdiction of the target company upon the acquisition of a target company or the consummation of a business opportunity.

Employees

We do not have any employees.   Mr. Lim provides his services as our President, Chief Executive Officer, Chief Financial Officer, Secretary and the sole member of our board of directors without compensation.

Corporation Information

Our principal executive offices are located at 68, Soi Suphaphong 3, Yak 8, Sirinakarn 40 Rd., Nonghob, Praver, 10250 Bangkok, Thailand, Telephone No.: +668-3-1849191, Fax No.: +66-23309198.

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 68, Soi Suphaphong 3, Yak 8, Sirinakarn 40 Rd., Nonghob, Praver, 10250 Bangkok, Thailand, Telephone No.: +668-3-1849191, Fax No.: +66-23309198.  Our premises are provided to us on a rent-free basis by our Chief Executive Officer.

We believe that our current facilities are adequate for our current needs.  We intend to secure new facilities or expand existing facilities as necessary to support future growth.  We believe that suitable additional space will be available on commercially reasonable terms as needed to accommodate our operations.

ITEM 3.  LEGAL PROCEEDINGS.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject, nor are there any such proceedings known to be contemplated by governmental authorities.  None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

ITEM 4.  REMOVED AND RESERVED.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information

Shares of our common stock are quoted on the OTCBB under the symbol “ROHT”.  There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

(b)  Approximate Number of Holders of Common Stock

As of February 9, 2011, there were 14 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name”.

(c)  Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our board of directors.  We paid no dividends during the periods reported herein, nor do we anticipate paying any dividends in the foreseeable future.

(d)  Equity Compensation Plan Information

There are no options, warrants or convertible securities outstanding.

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended October 31, 2010, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:   None.

ITEM 6.   SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company for the fiscal years ended October 31, 2010 and 2009.  The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our financial statements and the notes to the financial statements included elsewhere in this annual report on Form 10-K.

Except for historical information, the matters discussed in this section are forward looking statements that involve risks and uncertainties and are based upon judgments concerning various factors that are beyond the Company’s control.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report.

History

We were formerly an exploration stage mining company.  We had acquired a 100% interest in a claim on a mineral property located in the New Westminster, Similkameen, Mining Division of British Columbia, Canada and paid approximately $1,500 to keep the claim in good standing through September 8, 2008.  The Company did not determine whether this property contained reserves that are economically recoverable and never conducted any exploration of the site.  Our rights to the claim expired as of September 8, 2008.  We terminated our mining business in September 2010.

On September 13, 2008, John P. Hynes III, our former president, entered into a Stock Purchase Agreement, with Delara Hussaini and Angela Hussaini, pursuant to which Mr. Hynes acquired from the sellers an aggregate of 4,000,000 shares of common stock of the Company, collectively representing approximately 61.65% of the total issued and outstanding shares of common stock of the Company.

On March 9, 2009, we entered into a Stock Purchase Agreement with Grand Destiny Investments Limited, or Grand Destiny, and John P. Hynes III, pursuant to which Mr. Hynes sold for $200,000, an aggregate of 4,000,000 shares of the common stock of the Company.  Grand Destiny acquired an aggregate of 4,000,000 shares of common stock of the Company, or approximately 61.65% of the Company’s issued and outstanding common stock, and attained voting control of the Company.  In connection with this agreement, John P. Hynes III resigned as the sole director and officer of the Company, Kwok Keung Liu was elected as the Company’s President, Secretary, C.E.O, C.F.O. and Treasurer, and Wan Keung Chak was elected as the Company’s sole director.  Grand Destiny is jointly held by Wan Keung Chak and Kwok Keung Liu.

Pursuant to a Common Stock Purchase Agreement dated as of March 9, 2009, between John P. Hynes III, the Company and Greenview Power Inc., the Company sold for $1.00, 100% of the issued and outstanding shares of Greenview Power Inc. (the Company’s wholly owned subsidiary) to Mr. Hynes.

On or about June 25, 2010, Grand Destiny sold 3,658,348 shares of our common stock, or approximately 56.39% of our issued and outstanding stock, to Intrepid Capital LLC for aggregate cash consideration of $157,748 and for services rendered.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.

On October 12, 2010, certain shareholders of the Company entered into the Sale Agreement pursuant to which they sold an aggregate of 5,237,297 shares of our common stock to five accredited investors for aggregate consideration of $600,000.  Upon the closing of the sale transaction on November 23, 2010, the purchasers acquired an aggregate of 5,237,297 shares of our common stock, constituting approximately 80.73% of our issued and outstanding securities.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.  Kok Cheang Lim acquired 3,658,348 of the shares sold, representing approximately 56.39% of our issued and outstanding shares of common stock.

On December 31, 2010, Kwok Keung Liu resigned from his positions as our President, Chief Executive Officer, Chief Financial Officer and Secretary, and Wan Keung Chak resigned from his position as a member of our Board of Directors.

On December 31, 2010, Kok Cheang Lim was appointed to serve as our President, Chief Executive Officer, Chief Financial Officer, Secretary and the sole member of our Board of Directors.

Plan of Operation

Our plan of operation for the next 12 months is to explore the acquisition of an operating business or the consummation of a business opportunity.  We will require additional funding in order to proceed with any acquisition program or business opportunity.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Results of Operations

Comparison of fiscal years ended October 31, 2010 and October 31, 2009

Revenue.  We are a shell company that has not yet generated any revenues.

Operating Expenses.  General and administrative expenses were $15,777 for the year ended October 31, 2010, a decrease of $37,467 or 70.4% compared to operating expenses of $53,244 for the year ended October 31, 2009.  The decrease in general and administrative expenses is attributable to termination of our mining business which occurred in September 2010 and a decrease in professional expenses.  General and administrative expenses are comprised of professional fees, mineral property costs, transfer agent and general administrative costs.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

Business Operations Overview

              Net Loss.   Our net loss was $15,777 for the year ended October 31, 2010 as compared to a net loss of $37,306 for the year ended October 31, 2009. This reduction in net loss was primarily due to the decrease in general and administrative expenses principally professional fees for legal services and audits and reviews of the Company's financial statements.

Liquidity and Capital Resources

Sources of Liquidity.  Our cash in escrow at October 31, 2010 was $0 due to the write off of $68 that was carried forward from the balance as at October 31, 2009, and our outstanding liabilities were $43,241 as at October 31, 2010 as compared to $27,532 as at October 31, 2009.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $2,733 for the year ended October 31, 2010, and net cash used in operating activities was $48,918 for the year ended October 31, 2009.

Net Cash Used in Investing Activities. There was no cash used in investing activities for both the years ended October 31, 2010 and  October 31, 2009.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $2,665 for the year ended October 31, 2010, as compared to $48,918 for the year ended October 31, 2009.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any.  We have identified certain accounting policies that are significant to the preparation of our financial statements.  These accounting policies are important for an understanding of our financial condition and results of operations.  Critical accounting policies are those that are most important to the presentation of our financial condition and results of operations and require management's subjective or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments.  We believe the following accounting policies are critical in the preparation of our financial statements.

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

At October 31, 2010, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded because of uncertainties about the utilization of net operating loss carryovers.

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

The transition methods include prospective and retroactive adoption options.  Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  The Company adopted the modified prospective approach of SFAS No 123R for the period ended October 31, 2010.  The Company did not record any compensation expense for the period ended October 31, 2010 because there were no stock options outstanding prior to, or at October 31, 2010.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rohat Resources, Inc.

We have audited the accompanying balance sheets of Rohat Resources, Inc., (“the Company”) as of October 31, 2010 and 2009 and the related statements of operations, stockholders’ deficiency and cash flows for each of the years in the two-year period ended October 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2010 and 2009 and the results of its operations and its cash flows for each of the two years in the two-year period ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk, LLP
New York, NY
February 11, 2011

ROHAT RESOURCES, INC.
BALANCE SHEETS
AS OF OCTOBER 31,
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2010	2009

Assets
Current assets
Cash and cash equivalents	$-	$-
Cash in escrow	-	68
Total current assets	$-	$68

Liabilities and Stockholders' Deficiency
Current liabilities
Loan from director	$15,395	$12,730
Accounts payable and accrued liabilities	27,846	14,802
Total current liabilities	43,241	27,532

Stockholders’ Deficiency
Preferred stock $0.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.001 par value; 100,000,000 shares
authorized; 6,487,500 shares issued and outstanding for both years	6,488	6,488
Additional paid-in-capital	78,559	78,559
Accumulated deficit	(128,288)	(112,511)
Total stockholders' deficiency	(43,241)	(27,464)
Total liabilities and stockholders' deficiency	$-	$68

See accompanying notes to financial statements.

ROHAT RESOURCES, INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31,
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	2010	2009

Revenues	$-	$-
Cost of sales	-	-
Gross margin	-	-

General & administrative expenses	15,777	53,244
Operating Loss	(15,777)	(53,244)

Other Income (expense)
Gain on forgiveness of debt		15,938
Loss before income tax expense	(15,777)	(37,306)
Income tax expense	-	-

Net Loss	$(15,777)	$(37,306)
Loss per share basic and diluted	$(0.002)	$(0.006)

Weighted average number of
common shares outstanding
basic and diluted	6,487,500	6,487,500

See accompanying notes to financial statements.

ROHAT RESOURCES, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31,
(Currency expressed in United States Dollars (“US$”))

	2010	2009

Cash Flows from Operating Activities
Net loss	$(15,777)	$(37,306)
Adjustments to reconcile net loss to net cash
used in operating activities
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	13,044	(11,612)
Net cash used in operating activities	(2,733)	(48,918)
Cash Flow from Financing Activities
Loan from director	2,665	12,730
Loan from related party	-	(9,809)
Contribution to capital	-	45,997
Net cash provided by financing activities	2,665	48,918

Net decrease in cash and cash equivalents	(68)	-
Cash and cash equivalents at beginning of year - escrow	68	68
Cash and cash equivalents at end of year	$-	$68

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	-	-
Income taxes	-	-

See accompanying notes to financial statements.

ROHAT RESOURCES, INC.
 STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”), except for number of shares)

				Accumulated
			Additional	Deficit	Total
	Common Stock		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Deficiency

Balance October 31, 2008	6,487,500	$6,488	$32,562	$(75,205)	$(36,155)
Net loss				(37,306)	(37,306)
Additional capital contributed in March 5, 2009	-	-	45,997	-	45,997
Balance October 31, 2009	6,487,500	6,488	78,559	(112,511)	(27,464)
Net loss	-	-	-	(15,777)	(15,777)
Balance October 31, 2010	6,487,500	$6,488	$78,559	$(128,288)	$(43,241)

See accompanying notes to financial statements.

ROHAT RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

Note 1.	Nature and Continuance of Operations

Rohat Resources Inc., (“the Company”) was incorporated under the laws of the State of Nevada on August 25, 2006.  We were initially formed as an exploration stage mining company.  In September 2010, we ceased our mining business, and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915.  We are currently considered a shell company.

Change in Control

On or about June 25, 2010, Grand Destiny Investments Limited, or Grand Destiny, sold 3,658,348 shares of our common stock, representing approximately 56.39% of our issued and outstanding stock, to Intrepid Capital LLC for aggregate cash consideration of $157,748 and for services rendered.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.  Grand Destiny is jointly held by Wan Keung Chak, our former President, Secretary, C.E.O, C.F.O. and Treasurer, and Kwok Keung Liu, our former director.

On October 12, 2010, certain shareholders of the Company entered into the Sale Agreement pursuant to which they sold an aggregate of 5,237,297 shares of our common stock to five accredited investors for aggregate consideration of $600,000.  Upon the closing of the sale transaction on November 23, 2010, the purchasers acquired an aggregate of 5,237,297 shares of our common stock, constituting approximately 80.73% of our issued and outstanding securities.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.  Kok Cheang Lim acquired 3,658,348 of the shares sold, representing approximately 56.39% of our issued and outstanding shares of common stock.

On December 31, 2010, Kwok Keung Liu resigned from his positions as our President, Chief Executive Officer, Chief Financial Officer and Secretary, and Wan Keung Chak resigned from his position as a member of our Board of Directors.

On December 31, 2010, Kok Cheang Lim was appointed to serve as our President, Chief Executive Officer, Chief Financial Officer, Secretary and the sole member of our Board of Directors.

We are a shell company with no or nominal operations.  We are actively considering various acquisition targets and other business opportunities.  We hope to acquire one or more operating businesses or consummate a business opportunity within the next twelve months.

The Company’s fiscal year end is October 31.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $128,288 as of October 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company acquiring a business and generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from our sole director and or private placement of common stock.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. All amounts are presented in U.S. dollars.

ROHAT RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

Shell Company

In September 2010, we ceased our mining business, and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915.  We are currently considered a shell company.

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation,” foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Non-monetary assets and liabilities are translated at the exchange rates prevailing on the transaction date.  Revenue and expenses are translated at average rates of exchange during the year.  Gains or losses resulting from foreign currency transactions are included in results of operations.

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

At October 31, 2010 a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

ROHAT RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

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

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to confirm to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.

Recent Accounting Pronouncements

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

ROHAT RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

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

ROHAT RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

Note 3.	Common Stock Transactions

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $.001 per share.  No other class of securities is authorized.

At October 31, 2010 and 2009, there were no shares of common, preferred stock, stock options or warrants issued.

Note 4.	Income Taxes

As of October 31, 2010, the Company had a net operating loss carry forwards of approximately $128,000 that may be available to reduce future years’ taxable income through 2028.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance of $128,000 for the deferred tax asset relating to this tax loss carry forward.

Note 5.	Related Party Transactions

On March 5, 2009, John P. Hynes III, our former officer and former director, contributed $45,997 in additional capital in order to pay off the “Accounts Payable” and “Due to Related Parties” liabilities of the Company. At the same time, there was debt forgiveness of $15,938 by two of the creditors and therefore the total outstanding Company liability of $61, 935 has been reduced to zero.

On September 13, 2008, John P. Hynes III, our former president, acquired from Delara Hussaini and Angela Hussaini, an aggregate of 4,000,000 shares of common stock of the Company, collectively representing approximately 61.65% of the total issued and outstanding shares of common stock of the Company.

On March 9, 2009, Mr. Hynes sold to Grand Destiny Investments Limited, or Grand Destiny, an aggregate of 4,000,000 shares of the common stock of the Company for $200,000, representing approximately 61.65% of the Company’s issued and outstanding common stock.  In connection with the sale, John P. Hynes III resigned as the sole director and officer of the Company, Kwok Keung Liu was elected as the Company’s President, Secretary, C.E.O, C.F.O. and Treasurer, and Wan Keung Chak was elected as the Company’s sole director.  Grand Destiny is jointly held by Wan Keung Chak and Kwok Keung Liu.  The Company also sold for $1.00, 100% of the issued and outstanding shares of Greenview Power Inc. (the Company’s wholly owned subsidiary) to Mr. Hynes.

While the Company is seeking additional funds, Wan Keung Chak, a former director of the Company, has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due the director as of October 31, 2010 is $15,395. Subsequent to October 31, 2010, the former director agreed to forgive his loan. See note 6.

On or about June 25, 2010, Grand Destiny sold 3,658,348 shares of our common stock, or approximately 56.39% of our issued and outstanding stock, to Intrepid Capital LLC for aggregate cash consideration of $157,748 and for services rendered.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.

On October 12, 2010, certain shareholders of the Company entered into the Sale Agreement pursuant to which they sold an aggregate of 5,237,297 shares of our common stock to five accredited investors for aggregate consideration of $600,000.  Upon the closing of the sale transaction on November 23, 2010, the purchasers acquired an aggregate of 5,237,297 shares of our common stock, constituting approximately 80.73% of our issued and outstanding securities.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.  Kok Cheang Lim, our President, Chief Executive Officer, Chief Financial Officer, Secretary and the sole member of our Board of Directors, acquired 3,658,348 of the shares sold, representing approximately 56.39% of our issued and outstanding shares of common stock.

ROHAT RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2010 AND 2009
(Currency expressed in United States Dollars (“US$”))

Note 5.	Related Party Transactions (Continued)

On December 31, 2010, Kwok Keung Liu resigned from his positions as our President, Chief Executive Officer, Chief Financial Officer and Secretary, and Wan Keung Chak resigned from his position as a member of our Board of Directors.  On the same day, Kok Cheang Lim was appointed to serve as our President, Chief Executive Officer, Chief Financial Officer, Secretary and the sole member of our Board of Directors.

Note 6.	Subsequent Events

The Company has evaluated events subsequent to October 31, 2010 to assess the need for potential recognition or disclosure in this report.  Such events were evaluated through the date these financial statements were issued.  Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements except for the following events:

(i)  On December 31, 2010, Kwok Keung Liu resigned from his positions as our President, Chief Executive Officer, Chief Financial Officer and Secretary, and Wan Keung Chak resigned from his position as the sole member of our Board of Directors.

(ii)  On December 31, 2010, Kok Cheang Lim was appointed to serve as our President, Chief Executive Officer, Chief Financial Officer, Secretary and the sole member of our Board of Directors.

(iii)  On February 10, 2011, Wan Keung Chak, a former director of the Company, agreed to forgive the balance of the loan due him in the amount of $15,395 as of October 31, 2010. The Company will record a forgiveness of indebtedness for that amount, which will be reflected in the first quarter of the fiscal year ended October 31, 2011.

(iv)   On February 10, 2011, Manson Business and Finance Advisory Company Ltd., a company in which Wan Keung Chak is a director, agreed to assume the Company’s liabilities due to third parties amounting to $26,021 and waived its rights to receive payment of such liabilities from the Company.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of October 31, 2010, the Company's disclosure controls and procedures were not effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2010.

Because of its inherent limitations, our disclosure controls and procedures may not prevent or detect misstatements.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Report of Management on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13-a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effectuated by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

             Our sole officer and director has conducted an assessment of our internal control over financial reporting as of October 31, 2010.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

             A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of October 31, 2010:

            1.   The Company has not established adequate financial reporting monitoring activities to mitigate the risk of management override.  Specifically there is a lack of segregation of duties as there are no employees and only one officer and director with management functions.  Although our controls are not effective, these significant weaknesses did not result in any material misstatements in our financial statements.

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

             Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2010, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting during the fourth quarter ended October 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, our internal controls and procedures may not prevent or detect misstatements.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Set forth below are the present directors and executive officers of the Company.  Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers.  There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer.  Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified.  Officers are appointed to serve until the meeting of the board of directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Kok Cheang Lim (1)	3,658,348	56.39%
Kok Meng Ong	531,449	8.19%
Chee Seong Tay	522,500	8.05%

All executive officers and directors as a group (one person)	3,658,348	56.39%
(1) On December 31, 2010, Kok Cheang Lim was appointed to serve as our President, Chief Executive Officer, Chief Financial Officer, Secretary and the sole member of our Board of Directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Kok Cheang Lim, age 50, joined us as our President, Chief Executive Officer, Chief Financial Officer, Secretary and the sole member of our Board of Directors on December 31, 2010.  Mr. Lim is currently the President of Mei Yuan Trading (Thailand) Company Ltd., a manganese mining company based out of Thailand.  Prior to joining Mei Yuan Trading (Thailand) Company Ltd. in November, 2008, he founded Sky Base Industry, a health food and skin care cosmetic distribution business in Malaysia, and served as its managing director from January, 2008 to December, 2009.  From 2007 to December, 2008, Mr. Lim was the owner of Miki Video, the largest video store in northern Malaysia.  Mr. Lim is fluent in Malay, Chinese, Thai and English.  We believe that Mr. Lim’s diversified financial and business experience and familiarity with the Southeast Asian business environment qualifies him to serve as our director.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

•
Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•
Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

•
Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions.  Our board of directors performs the functions of audit, nominating and compensation committees.  As of the date of this prospectus, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of October 31, 2010, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2010, each of Kwok Keung Liu, our former President, Chief Executive Officer, Chief Financial Officer and Secretary, Wan Keung Chak, ourformer director, Grand Destiny, which is jointly owned by Messrs. Liu and Chak, and Intrepid Capital LLC, our former greater than 10% shareholder, failed to file the required Form 3’s.  Messrs. Liu and Chak and Grand Destiny failed to file the required Forms 4 and 5 relating to the disposition of securities by Grand Destiny to Intrepid Capital, LLC on or about June 25, 2010.  Intrepid Capital, LLC failed to file the required Forms 4 and 5 relating to the acquisition of securities from Grand Destiny on or about June 25, 2010, and the disposition of securities by Intrepid Capital, LLC to Kok Cheang Lim on November 23, 2010.

Code of Ethics

As a public company with no or nominal operations, we have not adopted a code of ethics.  We intend to adopt a code of ethics for our senior officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any person who may perform similar functions as we acquire an operating business or consummate a business opportunity.

ITEM 11.   EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Our compensation program currently consists solely of cash compensation for the services provided.  The board of directors, which includes of our executive officers, will review and approve the compensation of our named executive officers and consultants, including Kok Cheang Lim.  After we commence operations and being generating revenue, we expect that the specific direction, emphasis and components of our executive compensation programs will continue to evolve.  Factors that may influence our decision to change our compensation policies include the hiring of full-time employees, our future revenue growth and profitability, the implementation of our business plan and strategy and increasing complexity of our business.

The entire board of directors performs the functions that would be performed by a compensation committee.  All of the directors participate in deliberations concerning the compensation paid to executive officers, including Kok Cheang Lim.  The directors determine the compensation of the Company’s executives by assessing the value of each of its executives and collectively determine the amount of compensation required to retain the services of the company’s executives.  We base the amount of compensation for our executives on negotiations between us and the executive.  We did not perform any formal third party benchmarking or other market analysis with respect to the amount of such executive’s compensation

In approving compensation necessary to attract and retain our present executive officers, the board of directors concluded that the salary provided to our executive officer is reasonable considering the nascent stage of development of our business.  The objective of the compensation plan is to provide our executives with competitive remuneration for their skills such that we can retain our personnel for an extended period of time.  We will review our compensation programs from time to time and take Company performance as well as general market conditions into account when implementing our compensation programs .

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended October 31, 2010 and October 31, 2009 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on October 31, 2010 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on October 31, 2010.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Kok Cheang Lim (1)	2010	0	0	0	0	0
(Chief Executive Officer, President, Chief Financial Officer, Secretary)

Kwok Keung Liu (2)	2010	0	0	0	0	0
(Chief Executive Officer, Chief Financial Officer, Secretary and President)	2009	0	0	0	0	0
 ___________________________
(1)	Kok Cheang Lim was appointed to serve as our Chief Executive Officer, President, Chief Financial Officer, Secretary and the sole member of our board of directors on December 31, 2010.
(2)	Kwok Keung Liu resigned from his positions as Chief Executive Officer, Chief Financial Officer, President and Secretary of the Company on December 31, 2010.

Narrative disclosure to Summary Compensation

Our executive officers are not parties to written employment agreements.  Except as described below, our executive officers do not receive compensation in connection with their services as executive officers of the Company.  Our executive officers are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with their services on our behalf.

Equity Awards

There are no options, warrants or convertible securities outstanding.  At no time during the last fiscal year with respect to any of any of our executive officers was there:

●
any outstanding option or other equity-based award repriced or otherwise materially modified (such as by extension of exercise periods, the change of vesting or forfeiture conditions, the change or elimination of applicable performance criteria, or the change of the bases upon which returns are determined;

●	any waiver or modification of any specified performance target, goal or condition to payout with respect to any amount included in non-stock incentive plan compensation or payouts;
●	any option or equity grant;
●	any non-equity incentive plan award made to a named executive officer;
●	any nonqualified deferred compensation plans including nonqualified defined contribution plans; or
●	any payment for any item to be included under All Other Compensation in the Summary Compensation Table.

Compensation of Directors

During our fiscal year ended October 31, 2010, we did not provide compensation to any of our directors for serving as our director.  We currently have no formal plan for compensating our directors for their services in their capacity as directors, although we may elect to issue stock options to such persons from time to time.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

Compensation Committee Interlocks and Insider Participation

Our board of directors is comprised of Kok Cheang Lim, our President, Chief Executive Officer, Chief Financial Officer and Secretary.  The entire board of directors performs the functions that would be performed by a compensation committee.  All of the directors participate in deliberations concerning the compensation paid to executive officers.

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management.  Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended October 31, 2010.  The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the sole member of the board of directors:
Kok Cheang Lim

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of February 14, 2011, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Kok Cheang Lim (1)	3,658,348	56.39%
Kok Meng Ong	531,449	8.19%
Chee Seong Tay	522,500	8.05%

All executive officers and directors as a group (one person)	3,658,348	56.39%
[Missing Graphic Reference]

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Rohat Resources, Inc., 68, Soi Suphaphong 3, Yak 8, Sirinakarn 40 Rd., Nonghob, Praver, 10250 Bangkok, Thailand.
(2)
Applicable percentage ownership is based on 6,487,500 shares of common stock outstanding as of February 14, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of February 14, 2011.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of February 14, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	On December 31, 2010, Kok Cheang Lim was appointed to serve as our Chief Executive Officer, President, Chief Financial Officer, Secretary and the sole member of our board of directors.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

 On September 13, 2008 she gave these funds to John P. Hynes III who was holding this cash in escrow on behalf of the Company. As of October 31, 2009 the Company has not yet opened a new bank account.

On September 13, 2008, Delara Hussaini and Angela Hussaini sold their aggregate holdings of 4,000,000 shares of common stock (Delara 3,700,000 and Angela 300,000), to John P. Hynes III. This represented 61.5% of the total of issued and outstanding shares of the Company.  In connection with the sale and effective September 13, 2008: (i) Delara Hussaini resigned as President, Secretary, Treasurer and Director of the Company; (ii) Angela Hussaini resigned as Director of the Company; and (iii) John P. Hynes III, as the holder of the majority of the issued and outstanding shares of the Company at the time, appointed himself as President, Secretary, Treasurer and  sole Director of the Company.

On March 5, 2009, John P. Hynes III contributed $45,997 in additional capital in order to pay off the “Accounts Payable” and “Due to Related Parties” liabilities of the Company.  At the same time, there was debt forgiveness of $15,938 by two of the creditors and therefore the total outstanding Company liability of $61, 935 has been reduced to zero.

On March 9, 2009, John P. Hynes III entered into a Common Stock Purchase Agreement with Grand Destiny pursuant to which Mr. Hynes sold 4,000,000 shares of common stock of the Company, representing approximately 61.65% of its total and issued shares of common stock.  In connection with the sale, Mr. Hynes tendered his resignation as President, Secretary and Treasurer of the Company effective March 23, 2009, and Kwok Keung Liu was appointed as the Company’s Chief Executive Officer, President, Secretary and Chief Financial Officer.  Mr. Hynes also tendered his resignation as the sole director and Wan Keung Chak was elected to serve as the sole director of the Company.  Grand Destiny is jointly held by Wan Keung Chak and Kwok Keung Liu.

Pursuant to a Common Stock Purchase Agreement dated as of March 9, 2009, between John P. Hynes III, the Company and Greenview Power Inc., the Company sold for $1.00, 100% of the issued and outstanding shares of Greenview Power Inc. (the Company’s wholly owned subsidiary) to Mr. Hynes.

On or about June 25, 2010, Grand Destiny sold 3,658,348 shares of our common stock, or approximately 56.39% of our issued and outstanding stock, to Intrepid Capital LLC for aggregate cash consideration of 157,748 and for services rendered.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.

During the years ended October 31, 2010, and 2009, Mr. Chak, a former director, loaned monies to us to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment.  The balance due Mr. Chak as of October 31, 2010 and 2009, were $15,395 and $12,730, respectively.  Subsequent to October 31, 2010, the former director agreed to forgive his loan.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties.  Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors currently consists of Kok Cheang Lim, who is also our President, Chief Executive Officer, Chief Financial Officer and Secretary.  As of the date hereof, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.”  As of the date hereof, none of our directors would qualify as “independent” under standards of independence set forth by a national securities exchange or an inter-dealer quotation system.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

Bernstein & Pinchuk LLP (“B&P”) serves as our principal independent accounting firm.  All audit work was performed by the full time employees of B&P.  Our board of directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full board of directors.  Our board of directors approves in advance, all services performed by B&P.  Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

The following table sets forth fees billed by our auditors during the last two fiscal years for services rendered for the audit of our annual consolidated financial statements and the review of our quarterly financial statements, services by our auditors that are reasonably related to the performance of the audit or review of our consolidated financial statements and that are not reported as audit fees, services rendered in connection with tax compliance, tax advice and tax planning, and all other fees for services rendered.

	October 31, 2010	October 31, 2009

Audit fees	$9,500	$11,200

Audit related fees	-	-

Tax fees	-	-

All other fees	-	-

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Name of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
4.1	Form of common stock certificate (1)
10.1	Common Stock Purchase Agreement by and among Grand Destiny Investments Limited, John P. Hynes III and Rohat Resources, Inc. (2)
10.2
Share Sale Agreement, dated October 12, 2010, by and among Lim Kok Cheang, Ong Kok Meng, Law Mei Yeng, Ng Wei Yee and Tay Chee Seong, as Purchasers on the one hand, and Intrepid Capital LLC, Gulf Asset Management LLC, Ho Lam Cheong and Ling Macadam, as Sellers, on the other hand (3)

31.1	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
*  Filed herewith.
(1) Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 14, 2006.
(2) Incorporated herein by reference from the Company’s 8-K filed with the Securities and Exchange and Commission on March 13, 2009.
(3) Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROHAT RESOURCES, INC.
(Registrant)

By:	/s/Kok Cheang Lim
Kok Cheang Lim
President and Chief Executive Officer

Dated:	February 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kok Cheang Lim	President, Chief Executive Officer
Kok Cheang Lim	Chief Financial Officer and Director	February 14, 2011
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)