Form 10-Q
period 2011-01-31
Rohat Resources, Inc.
filed 2011-03-14
CIK 1383145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
[Missing Graphic Reference]

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-1399326

ROHAT RESOURCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	20-5913810
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

68, Soi Suphaphong 3

Yak 8, Sirinakarn 40 Road

Nonghob, Praver, 10250 Bangkok, Thailand

(Address of Principal Executive Offices and Issuer’s

Telephone Number, including Area Code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of March 9, 2011, the issuer had outstanding 6,487,500 shares of common stock.

PART I    FINANCIAL INFORMATION

ITEM 1  Financial Statements
ROHAT RESOURCES, INC.
Balance Sheets

	January 31, 2011	October 31, 2010
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$-	$-

Total current assets	$-	$-

Liabilities and Stockholders' Deficiency
Current liabilities
Loan from director	$-	$15,395
Loan from director	33,127	-
Accounts payable and accrued liabilities	6,360	27,846
Total current liabilities	39,487	43,241

Stockholders’ Deficiency
Preferred stock $0.001 par value; 10,000,000 shares authorized; none issued	-	-
Common stock $0.001 par value; 100,000,000 shares
Authorized; 6,487,500 shares issued and outstanding for both periods	6,488	6,488
Additional paid-in-capital	78,559	78,559
Accumulated deficit	(124,534)	(128,288)
Total stockholders' deficiency	(39,487)	(43,241)
Total liabilities and stockholders’ deficiency	$-	$-

See notes to financial statements

ROHAT RESOURCES, INC.
Statements of Operations
(Unaudited)

	Three months ended	Three months ended
	January 31, 2011	January 31, 2010
Revenues	$-	$-
Cost of sales	-	-
Gross margin	-	-
Operating Expense	-	-
General and administrative expenses	37,097	1,665
Operating loss	(37,097)	(1,665)
Other income (expense)	-	-
Gain on forgiveness of debt	40.851	-
Income (Loss) before income tax expense	3,754	(1,665)
Income tax expense	-	-
Net income (loss)	$3,754	$(1,665)

Loss per share basic and diluted	$0.001	$(0.000)
Weighted average number of common shares outstanding

basic and diluted	6,487,500	6,487,500

See notes to financial statements

ROHAT RESOURCES, INC.
Statements of Cash Flows
(Unaudited)

	Three months	Three months
	ended	ended
	January 31, 2011	January 31, 2010
Cash Flows from Operating Activities
Net income (loss)	$3,754	$(1,665)
Adjustments to reconcile net loss to net cash
used in operating activities
Gain on forgiveness of debts	(40,851)	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	3,970	-
Net cash used in operating activities	(33,127)	(1,665)
Cash Flow from Financing Activities
Loan from director	33,127	1,665
Net cash provided by financing activities	33,127	1,665

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest	$-	$-
Income taxes	$-	$-

See notes to financial statements

ROHAT RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $124,534 as of January 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company acquiring a business and generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from our sole director and or private placement of common stock.

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. All amounts are presented in U.S. dollars.

ROHAT RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

At January 31, 2010 a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Stock based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments,” which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  In January 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, “Share-Based Payment,” which provides supplemental implementation guidance for SFAS No. 123R    SFAS No. 123R requires all share based payments to employees , including grants of employee stock options, to be recognized in the financial statements based on the grant date fair value of the award.  SFAS No. 123R was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005, the SEC issued a rule that will permit most registrants to implement SFAS No. 123R at the beginning of their next fiscal year, instead of the next reporting period as required by SFAS No. 123R.  The pro-forma disclosures previously permitted under SFAS No. 123R no longer will be an alternative to financial statement recognition.  Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation costs and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options.  Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  The Company adopted the modified prospective approach of SFAS No 123R for the period ended October 31, 2009.  The Company did not record any compensation expense for the period ended January 31, 2011 because there were no stock options outstanding prior to, or at January 31, 2011.

ROHAT RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

ROHAT RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

ROHAT RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Note 3.	Common Stock Transactions

The Company is authorized to issue 100,000,000 shares of common stock and 10,000,000 shares of preferred stock, each with a par value of $.001 per share.  No other class of securities is authorized.

As of October 31, 2010, there were 6,487,500 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

For the three-month periods ended January 31, 2011 and 2010, there were no shares of common, preferred stock, stock options or warrants issued.

Note 4.	Income Taxes

As of January 31, 2011, the Company had a net operating loss carry forwards of approximately $125,000 that may be available to reduce future years’ taxable income through 2028.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has not recorded a valuation allowance for the deferred tax asset relating to this tax loss carry forward.

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

While the Company was seeking additional funds, Wan Keung Chak, a former director of the Company and a company related to the director, had loaned monies to pay for certain expenses incurred. These loans were interest free and there was no specific time for repayment. The balance due the director as of October 31, 2010 was $15,395. During the three month period ending January 31, 2011, the former director agreed to forgive his loan. During the period ended January 31, 2011, Manson Business and Finance Advisory Company Ltd., a company in which Wan Keung Chak is a director, agreed to assume the Company’s liabilities due to third parties amounting to $26,021 and waived its rights to receive payment of such liabilities from the Company. As of January 31, 2011, Manson had settled on-behalf of the Company a total of $25,456 towards such liabilities.

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

ROHAT RESOURCES, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

Note 5.	Related Party Transactions, Continued

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

During the three-month period ended January 31, 2011, Kok Cheang Lim, the sole officer and director of the Company has loaned monies to pay for certain expenses incurred. These loan(s) are interest free and there is no specific time for repayment. The balance due to the director as of January 31, 2011 is $33,127.

Note 6.	Subsequent Events

The Company has evaluated events subsequent to January 31, 2011 to assess the need for potential recognition or disclosure in this report.  Such events were evaluated through the date these financial statements were issued.  Based upon this evaluation, it was determined that no subsequent events occurred that require recognition or disclosure in the financial statements.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report on Form 10-Q. This quarterly report on Form 10-Q contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements contained in this discussion, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.  We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained herein to reflect future events or developments.

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

Pursuant to a Common Stock Purchase Agreement dated as of March 9, 2009, between John P. Hynes III, the Company and Greenview Power Inc., the Company sold for $1, 100% of the issued and outstanding shares of Greenview Power Inc. (the Company’s wholly owned subsidiary) to Mr. Hynes.

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

Results of Operations

Comparison of the three month periods ended January 31, 2011 and 2010

Revenue.  We are a shell company that has not yet generated any revenues.

General and administrative expenses.  General and administrative expenses were $37,097 for the three month period ended January 31, 2011, an increase of $35,432 or 2128% compared to operating expenses of $1,665 for the same period ended January 31, 2010.  The increase in general and administrative expenses is attributable to increases in professional fees, transfer agent and general administrative costs.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

Business Operations Overview

              Net Income (Loss).   Our net income was $3,754 for the three months period ended January 31, 2011 as compared to a net loss of $1,665 for the same period ended January 31, 2010.  This net income was primarily due to gain on forgiveness of debts by a former director’s loans of $15,395 and a company related to him agreed to assume the Company’s liabilities due to third parties amounting to $25,456 and waived its rights to receive payment of such liabilities from the Company, totaling $40,851.

Liquidity and Capital Resources

Sources of Liquidity.  Our current liabilities were $39,487 as of January 31, 2011 compared to $43,241 as of October 31, 2010.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $33,127, which includes gain on forgiveness of debt of $40,851 and change in accounts payable of $3,970 for the three month period ended January 31, 2011, as compared to $1,665 for the same period ended January 31, 2010.

Net Cash Used in Investing Activities. There was no cash used in investing activities for both the years ended January 31, 2011 and  January 31, 2010.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $33,127 for the three month period ended January 31, 2011, consisting of proceeds from loans from director for payments made to third parties on behalf of the Company, as compared to $1,665 for the same period ended January 31, 2010.

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

At January 31, 2011, a full deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded because of uncertainties about the utilization of net operating loss carryovers.

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

The transition methods include prospective and retroactive adoption options.  Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented.  The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated.  The Company adopted the modified prospective approach of SFAS No 123R for the period ended January 31, 2011.  The Company did not record any compensation expense for the period ended January 31, 2011 because there were no stock options outstanding prior to, or at January 31, 2011.

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

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this periodic report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of January 31, 2011, the Company's disclosure controls and procedures were not effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to January 31, 2011.

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

             Our sole officer and director has conducted an assessment of our internal control over financial reporting as of January 31, 2011.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

             A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of January 31, 2011:

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

             Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of January 31, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

Remediation of Material Weaknesses in Internal Control over Financial Reporting

As a small business without a viable business and revenues, the Company does not have the resources to engage a dedicated staff with deep expertise in all facets of SEC disclosure and GAAP compliance.  As is the case with many small businesses, the Company will continue to work with its external auditors and attorneys as it relates to new accounting principles and changes to SEC disclosure requirements. The Company has found that this approach has worked well in the past and believes it to be the most cost effective solution available for the foreseeable future.

                      The Company also does not have the resources to engage sufficient staff to ensure a complete segregation of responsibilities within the accounting function.  The Company management currently reviews the Company’s financial statements on a monthly basis, and the Company's external auditor conducts reviews on a quarterly basis.  As resources permit, the Company intends to conduct a review of existing sign-off and review procedures and document control protocols for critical accounting spreadsheets and increase management's review of key financial documents and records. The Company believes that these actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting during the last fiscal quarter ended October 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

ITEM 1                   Legal Proceedings

            We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A                Risk Factors

Not applicable.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   (Removed and Reserved)

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

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

ROHAT RESOURCES, INC.

	By:	/s/Kok Cheang Lim
Kok Cheang Lim
President, Chief Executive Officer and
Chief Financial Officer
Date: March 14, 2011