Form 10-Q
period 2011-07-31
MY Group, Inc.
filed 2011-09-09
CIK 1383145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
[Missing Graphic Reference]

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of August 31, 2011, the issuer had outstanding 6,487,500 shares of common stock.

PART I    FINANCIAL INFORMATION

ITEM 1  Financial Statements

MY GROUP, INC.
Balance Sheets

	July 31, 2011	October 31, 2010
	(Unaudited)

Assets
Current assets
Cash and cash equivalents	$-	$-

Total current assets	$-	$-

Liabilities and Stockholders' Deficiency
Current liabilities
Loan from director	$63,853	$15,395
Accounts payable and accrued liabilities	5,075	27,846
Total current liabilities	68,928	43,241

Stockholders’ Deficiency
Preferred stock $0.001 par value; 50,000,000 shares authorized; none issued	-	-
Common stock $0.001 par value; 500,000,000 shares authorized; 6,487,500 shares issued and outstanding as of July 31, 2011 and October 31, 2010, respectively	6,488	6,488
Additional paid-in capital	78,559	78,559
Accumulated deficit	(153,975)	(128,288)
Total stockholders' deficiency	(68,928)	(43,241)
Total liabilities and stockholders’ deficiency	$-	$-

See notes to financial statements

MY GROUP, INC.
Statements of Operations
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010

Revenues	$-	$-	$-	$-
Cost of sales	-	-	-	-
Gross margin	-	-	-	-
Operating expense
General & administrative expenses	6,897	7,946	66,703	13,884
Operating loss	(6,897)	(7,946)	(66,703)	(13,884)
Gain on forgiveness of debt	-	-	40,851	-
Other income	-	-	165	-
Loss before income tax expense	(6,897)	(7,946)	(25,687)	(13,884)
Income tax expense	-	-	-	-
Net loss	$(6,897)	$(7,946)	$(25,687)	$(13,884)

Loss per share - basic and diluted	$(0.001)	$(0.001)	$(0.004)	$(0.002)
Weighted average number of common shares outstanding - basic and diluted	6,487,500	6,487,500	6,487,500	6,487,500

See notes to financial statements

MY GROUP, INC.
Statements of Cash Flows
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	July 31, 2011	July 31, 2010
Cash Flows from Operating Activities
Net loss	$(25,687)	$(13,884)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on forgiveness of debt	(40,851)	-
Other income	(165)	-
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	2,850	11,219
Net cash used in operating activities	(63,853)	(2,665)

Cash Flow from Financing Activities
Loan from director	63,853	2,665
Net cash provided by financing activities	63,853	2,665

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents at beginning of period	-	-
Cash and cash equivalents at end of period	$-	$-

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

See notes to financial statements

MY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Nature and Continuance of Operations

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

Change in Control

On or about June 25, 2010, Grand Destiny Investments Limited (“Grand Destiny”), sold 3,658,348 shares of our common stock, representing approximately 56.39% of our issued and outstanding stock, to Intrepid Capital LLC for aggregate cash consideration of $157,748 and for services rendered.  The shares were sold pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.  Grand Destiny is jointly held by Wan Keung Chak, our former President, Secretary, C.E.O., C.F.O. and Treasurer, and Kwok Keung Liu, our former director.

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

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $153,975 as of July 31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company acquiring a business and generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from our sole director and or private placement of common stock.

MY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 2011 and the related statements of operations and cash flows for the interim period then ended.  The balance sheet amounts as of October 31, 2010 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K for the fiscal year ended October 31, 2010 on February 14, 2011. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

At July 31, 2011 a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

Recent Accounting Pronouncements

In the quarter ended July 31, 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-04 through ASU No. 2011-07, which is not expected to have a material impact on the financial statements upon adoption.

MY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 3.	Common Stock Transactions

The Company is authorized to issue 500,000,000 shares of common stock and 50,000,000 shares of preferred stock, each with a par value of $.001 per share.  No other class of securities is authorized.

As of July 31, 2011 and October 31, 2010, there were 6,487,500 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

For the nine-month periods ended July 31, 2011 and 2010, there were no shares of common, preferred stock, stock options or warrants issued.

Note 4.	Income Taxes

As of July 31, 2011, the Company had a net operating loss carry forwards of approximately $153,975 that may be available to reduce future years’ taxable income through 2028.  Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a full valuation allowance for the deferred tax asset relating to the net operating loss carry forward.

Note 5.	Related Party Transactions

On September 13, 2008, John P. Hynes III (“Mr. Hynes”), our former president, acquired from Delara Hussaini and Angela Hussaini, an aggregate of 4,000,000 shares of common stock of the Company, collectively representing approximately 61.66% of the total issued and outstanding shares of common stock of the Company.

On March 5, 2009, John P. Hynes III, our former officer and former director, contributed $45,997 in additional capital in order to pay off the “Accounts Payable” and “Due to Related Parties” liabilities of the Company. At the same time, there was debt forgiveness of $15,938 by two of the creditors and therefore the total outstanding Company liability of $61,935 has been reduced to zero.

On March 9, 2009, Mr. Hynes sold to Grand Destiny an aggregate of 4,000,000 shares of the common stock of the Company for $200,000, representing approximately 61.66% of the Company’s issued and outstanding common stock.  In connection with the sale, John P. Hynes III resigned as the sole director and officer of the Company, Kwok Keung Liu was elected as the Company’s President, Secretary, C.E.O., C.F.O. and Treasurer, and Wan Keung Chak was elected as the Company’s sole director.  Grand Destiny is jointly held by Wan Keung Chak and Kwok Keung Liu.  The Company sold 100% of the issued and outstanding shares of Greenview Power Inc. (the Company’s wholly owned subsidiary) to Mr. Hynes for $1.00.

While the Company was seeking additional funds, the former director of the Company, Wan Keung Chak (resigned on December 31, 2010), and a company related to Wan Keung Chak, had loaned monies to pay for certain expenses incurred. These loans were interest free and there was no specific time for repayment. The balance due to the director as of October 31, 2010 was $15,395. Subsequent to October 31, 2010, the former director agreed to forgive his loan. During the interim period ended January 31, 2011, Manson Business and Finance Advisory Company Ltd., a company in which Wan Keung Chak is a director, agreed to assume the Company’s liabilities due to third parties amounting to $26,021 and waived its rights to receive payment of such liabilities from the Company. As of April 30, 2011, Manson had settled on-behalf of the Company a total of $25,456 towards such liabilities.

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

MY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

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

On April 26, 2011, Kok Cheang Lim entered into a Stock Gifting Agreement with each of Fu Chang Hai and Tang Xiu Lan (the “Agreements”), pursuant to which Kok Cheang Lim gifted to each such individual 1,219,449 shares of the Company’s common stock, or an aggregate of 2,438,898 shares, representing approximately 37.6% of the Company’s issued and outstanding securities.  As a result of the transfer, the number of shares of common stock beneficially owned by Kok Cheang Lim was reduced from 3,658,348 shares to 1,219,450 shares, or approximately 18.8% of the Company’s issued and outstanding securities.  Mr. Lim did not receive any consideration in connection with the gift of such securities.  The securities were transferred pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.

During the nine-month period ended July 31, 2011, Kok Cheang Lim, the sole officer and director of the Company has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to the director as of July 31, 2011 is $63,853.

Note 6.	Subsequent Events

The Company has evaluated subsequent events from the balance sheet date through the date that the financial statements are issued and found no material subsequent event.

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

Results of Operations

Comparison of the three-month periods ended July 31, 2011 and 2010

Revenue.  We are a shell company that has not yet generated any revenues.

General and administrative expenses.  General and administrative expenses were $6,897 for the three-month period ended July 31, 2011, a decrease of $1,049 or 13.20 % compared to operating expenses of $7,946 for the three-month period ended July 31, 2010. The decrease in general and administrative expenses is attributable to decreases in professional fees, transfer agent and general administrative costs.

Business Operations Overview

              Net Loss.   Our net loss was $6,897 for the three-month period ended July 31, 2011 as compared to a net loss of $7,946 for the three-month period ended July 31, 2010.  These net losses were due to general and administrative expenses as we are a shell company that has not yet generated any revenues.

Comparison of the nine-month period ended July 31, 2011 and 2010

Revenue.  We are a shell company that has not yet generated any revenues.

General and administrative expenses.  General and administrative expenses were $66,703 for the nine-month period ended July 31, 2011, an increase of $52,819 or 380.43% compared to operating expenses of $13,884 for the same period ended July 31, 2010.  The increase in general and administrative expenses is attributable to increases in professional fees, transfer agent and general administrative costs.

Business Operations Overview

              Net Loss.   Our net loss was $25,687 for the nine-month period ended July 31, 2011 as compared to a net loss of $13,884 for the same period ended July 31, 2010.  These net losses were due to general and administrative expenses as we are a shell company that has not yet generated any revenue.

Liquidity and Capital Resources

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $153,975 as of July 31, 2011.  Our current liabilities were $68,928 and $43,241 as of July 31, 2011 and October 31, 2010, respectively.   We anticipate further losses in the development of our business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company acquiring a business and generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from our sole director and or private placement of common stock.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $63,853, which includes gain on forgiveness of debt of $40,851 and change in accounts payable of $2,850 for the nine month period ended July 31, 2011, as compared to $2,665 for the same period ended July 31, 2010.

Net Cash Used in Investing Activities. There was no cash used in investing activities for the nine-month period ended July 31, 2011 and 2010.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $63,853 for the nine month period ended July 31, 2011, consisting of proceeds from loans from director for payments made to third parties on behalf of the Company, as compared to $2,665 for the same period ended July 31, 2010.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 2011 and the related statements of operations and cash flows for the interim period then ended.  The balance sheet amounts as of October 31, 2010 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K for the fiscal year ended October 31, 2010 on February 14, 2011. The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

At July 31, 2011 a full-deferred tax asset valuation allowance has been provided and no deferred tax asset has been recorded.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this periodic report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of July 31, 2011, the Company's disclosure controls and procedures were not effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to July 31, 2011.

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

Our sole officer and director conducted an assessment of our internal control over financial reporting as of July 31, 2011.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of July 31, 2011:

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

Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of July 31, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended July 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   (Removed and Reserved)

ITEM 5                   Other Information

None.
ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Form of common stock certificate (2)
31.1	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*  Filed herewith.
(1) Incorporated herein by reference from the Company’s 10Q Report for the quarter ended April 30, 2011 filed with the Securities and Exchange Commission on June 9, 2011.
(2) Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MY GROUP, INC.

	By:	/s/ Kok Cheang Lim
Kok Cheang Lim
President, Chief Executive Officer and
Chief Financial Officer
Date: September 9, 2011