Form 10-K
period 2011-10-31
MY Group, Inc.
filed 2012-01-26
CIK 1383145

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

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

Large accelerated filer ☐                                                                                                     Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check if a smaller reporting company)                                                                                                                          Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at January 24, 2012
Common Stock, $.001 par value per share	6,487,500 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

i

TABLE OF CONTENTS

ii

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

ITEM 1. DESCRIPTION OF BUSINESS.

We were incorporated under the laws of the State of Nevada on August 25, 2006, as Rohat Resources, Inc.  Effective May 2, 2011, we changed our name to MY Group, Inc.  Our securities are listed on the Over-the-Counter Bulletin Board under the symbol MYGP.  We are a shell company with no or nominal operations.  We are actively considering various acquisition targets and other business opportunities.  We hope to acquire one or more operating businesses or consummate a business opportunity within the next twelve months.

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

Effective May 2, 2011, we changed our name to MY Group, Inc. and increased our authorized capital to 550,000,000 shares, consisting of 500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

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

ITEM 4.  REMOVED AND RESERVED.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information

Shares of our common stock are quoted on the OTCBB under the symbol “MYGP”.  There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.

(b)  Approximate Number of Holders of Common Stock

As of January 19, 2012, there were 15 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended October 31, 2011, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:   None.

ITEM 6.   SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended October 31, 2011 and 2010.  The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Effective May 2, 2011, we changed our name to MY Group, Inc. and increased our authorized capital to 550,000,000 shares, consisting of 500,000,000 shares of common stock and 50,000,000 shares of preferred stock.

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

Results of Operations

Comparison of fiscal years ended October 31, 2011 and October 31, 2010

Revenue.  We are a shell company that has not yet generated any revenues.

Operating Expenses.  General and administrative expenses were $75,636 for the year ended October 31, 2011, an increase of $59,859 or 379.4% compared to operating expenses of $15,777 for the year ended October 31, 2010.  The increase in general and administrative expenses is attributable to increases in professional service fees incurred in connection with complying with public company requirements.  General and administrative expenses are comprised of professional fees, transfer agent and general administrative costs.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

Business Operations Overview

              Net Loss.   Our net loss was $34,785 for the year ended October 31, 2011 as compared to a net loss of $15,777 for the year ended October 31, 2010. The increase in net loss was due to the increase in general and administrative expenses as offset by gain recognized from the forgiveness of debt held by Wan Keung Chak, our former director, and his affiliate, Manson Business and Finance Advisory Company Ltd.

Liquidity and Capital Resources

Sources of Liquidity.  Our cash in escrow at October 31, 2011, and 2010 was $0.  Our outstanding liabilities were $78,026 as at October 31, 2011, as compared to $43,241 as at October 31, 2010.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $64,248 for the year ended October 31, 2011, as compared to $2,733 for the year ended October 31, 2010.

Net Cash Used in Investing Activities. There was no cash used in investing activities for both the years ended October 31, 2011, and October 31, 2010.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $64,248 for the year ended October 31, 2011, as compared to $2,665 for the year ended October 31, 2010.  Net cash provided by financing activities consisted of loans from our director.

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

Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

Shell company

In September 2010, we ceased our mining business and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915. We are currently considered as a shell company.

Use of estimates and assumptions

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

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

For the years ended October 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of October 31, 2011 and 2010, the Company did not have any significant unrecognized uncertain tax positions.

Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

Fair value of financial instruments

The carrying values of the Company’s financial instruments include accounts payable and accrued liabilities and loan from director. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued an accounting standard update relating to the presentation of other comprehensive income. The accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, companies must report comprehensive income in either a single continuous statement of comprehensive income (which would contain the current income statement presentation followed by the components of other comprehensive income and a total amount for comprehensive income), or in two separate but consecutive statements. This guidance is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the guidance to impact its financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

MY GROUP, INC.
(Formerly Rohat Resources, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of
MY Group, Inc.
(Formerly Rohat Resources, Inc.)

We have audited the accompanying balance sheet of MY Group, Inc. (“the Company”) as of October 31, 2011 and the related statements of operations, cash flows and changes in stockholders’ equity for the year ended October 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2011 and the results of operations and cash flows for the year ended October 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses and capital deficit, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
Certified Public Accountants

Hong Kong, China
January [x], 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
MY Group, Inc.
(Formerly Rohat Resources, Inc.)

We have audited the accompanying balance sheet of MY Group, Inc. (Formerly Rohat Resources, Inc.) (“the Company”) as of October 31, 2010 and the related statement of operations, stockholders’ deficiency and cash flows for the year ended October 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2010 and the results of its operations and its cash flows for the year ended October 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred significant losses since its inception and has limited capital resources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP
New York, NY
February 11, 2011

MY GROUP, INC.
(Formerly Rohat Resources, Inc.)
BALANCE SHEETS
AS OF OCTOBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of October 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
TOTAL ASSETS	$-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loan from director	$64,248	$15,395
Accounts payables and accrued liabilities	13,778	27,846

Total liabilities	78,026	43,241

Stockholders’ deficiency:
Preferred stock, 50,000,000 authorized preferred shares of $0.001 par value, none issued and outstanding	-	-
Common stock, 500,000,000 authorized common shares of $0.001 par value, 6,487,500 shares issued and outstanding as of October 31, 2011 and 2010	6,488	6,488
Additional paid-in capital	78,559	78,559
Accumulated deficit	(163,073)	(128,288)

Total stockholders’ deficiency	(78,026)	(43,241)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

See accompanying notes to financial statements.

MY GROUP, INC.
(Formerly Rohat Resources, Inc.)
STATEMENTS OF OPERATIONS LOSS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended October 31,
	2011	2010

REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative	75,636	15,777

OPERATING LOSS	(75,636)	(15,777)

Other income:
Gain on forgiveness of debt	40,851	-

LOSS BEFORE INCOME TAX	(34,785)	(15,777)

Income tax expense	-	-

NET LOSS	$(34,785)	$(15,777)

Net loss per share – basic and diluted	$(0.005)	$(0.002)

Weighted average shares outstanding – basic and diluted	6,487,500	6,487,500

See accompanying notes to financial statements.

MY GROUP, INC.
(Formerly Rohat Resources, Inc.)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”))

	Years ended October 31,
	2011	2010

Cash flows from operating activities:
Net loss	$(34,785)	$(15,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	(40,851)	-

Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	11,388	13,044

Net cash used in operating activities	(64,248)	(2,733)

Cash flows from financing activities:
Loan from director	64,248	2,665

Net cash provided by financing activities	64,248	2,665

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	(68)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	-	68

CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to financial statements.

MY GROUP, INC.
(Formerly Rohat Resources, Inc.)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock	Common stock			Additional paid-in	Accumulated	Total stockholders’
	No of shares	Amount	No of shares	Amount	capital	deficit	deficiency

Balance as of October 31, 2009	-	$-	6,487,500	$6,488	$78,559	$(112,511)	$(27,464)

Net loss for the year	-	-	-	-	-	(15,777)	(15,777)

Balance as of October 31, 2010	-	-	6,487,500	6,488	78,559	(128,288)	(43,241)

Net loss for the year	-	-	-	-	-	(34,785)	(34,785)

Balance as of October 31, 2011	-	$-	6,487,500	$6,488	$78,559	$(163,073)	$(78,026)

See accompanying notes to financial statements.

MY GROUP, INC.
(Formerly Rohat Resources, Inc.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

1.	ORGANIZATION AND BUSINESS BACKGROUND

MY Group, Inc., formerly Rohat Resources, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on August 25, 2006. We were initially formed as an exploration stage mining company. In September 2010, we ceased our mining business, and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915. On May 17, 2011, we changed our name to MY Group, Inc. and increased our authorized capital to consist of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. We are currently considered as a shell company.

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

The Company’s fiscal year end is October 31.

2.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of October 31, 2011, the Company has sustained continuous loss since inception resulting in an accumulated deficiency of $78,026 and further losses are anticipated in the development of its new business opportunities. Currently, the Company has been provided working capital by a director and is seeking the suitable acquisition/merger opportunities. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the financial support of shareholders. Management believes that these actions will enable the Company to continue its operations in the next twelve months. As a result, these financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

MY GROUP, INC.
(Formerly Rohat Resources, Inc.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●	Shell company

In September 2010, we ceased our mining business and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915. We are currently considered as a shell company.

●	Use of estimates and assumptions

In preparing these financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

●	Income taxes

The Company adopts the ASC Topic 740, “Income Taxes” regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

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

For the years ended October 31, 2011 and 2010, the Company did not have any interest and penalties associated with tax positions. As of October 31, 2011 and 2010, the Company did not have any significant unrecognized uncertain tax positions.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net income by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

MY GROUP, INC.
(Formerly Rohat Resources, Inc.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

●	Foreign currencies translation

Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transaction. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency using the applicable exchange rates at the balance sheet dates. The resulting exchange differences are recorded in the statement of operations.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Fair value measurement

ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10") establishes a new framework for measuring fair value and expands related disclosures. Broadly, ASC 820-10 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. ASC 820-10 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

For financial assets and liabilities, fair value is the price the Company would receive to sell an asset or pay to transfer a liability in an orderly transaction with a market participant at the measurement date. In the absence of active markets for the identical assets or liabilities, such measurements involve developing assumptions based on market observable data and, in the absence of such data, internal information that is consistent with what market participants would use in a hypothetical transaction that occurs at the measurement date.

●	Fair value of financial instruments

The carrying values of the Company’s financial instruments include accounts payable and accrued liabilities and loan from director. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values.

●	Recent accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to fair value measurements and disclosures to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with United States GAAP and International Financial Reporting Standards. This guidance includes amendments that clarify the intent about the application of existing fair value measurement requirements, while other amendments change a principle or requirement for measuring fair value or for disclosing information about fair value measurements. Specifically, the guidance requires additional disclosures for fair value measurements that are based on significant unobservable inputs. The updated guidance is to be applied prospectively and is effective for the Company’s interim and annual periods beginning January 1, 2012. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

MY GROUP, INC.
(Formerly Rohat Resources, Inc.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

In June 2011, the FASB issued an accounting standard update relating to the presentation of other comprehensive income. The accounting update eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity. Instead, companies must report comprehensive income in either a single continuous statement of comprehensive income (which would contain the current income statement presentation followed by the components of other comprehensive income and a total amount for comprehensive income), or in two separate but consecutive statements. This guidance is effective for the Company’s fiscal year beginning January 1, 2012. The Company does not expect the guidance to impact its financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

4.         LOAN FROM DIRECTOR

As of October 31, 2011 and 2010, loan from director represented temporary borrowing for the Company’s working capital purposes from a director, which was unsecured and interest-free, with no fixed terms of repayment. The imputed interest on the loan from director was not significant.

5.         INCOME TAX

For the years ended October 31, 2011 and 2010, the Company suffered from continuous operating loss.

As of October 31, 2011, the Company incurred $163,073 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $57,076 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

	As of October 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$57,076	$44,800
Less: valuation allowance	(57,076)	(44,800)
Deferred tax assets	$-	$-

6.         STOCKHOLDERS’ EQUITY

Effective May 17, 2011, the Company increased its authorized capital consisting of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001.

MY GROUP, INC.
(Formerly Rohat Resources, Inc.)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2011 AND 2010
(Currency expressed in United States Dollars (“US$”), except for number of shares)

For the years ended October 31, 2011 and 2010, there were no shares of common, preferred stock, stock options or warrants issued.

As of October 31, 2011 and 2010, there were 6,487,500 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding.

7.         RELATED PARTY TRANSACTIONS

On February 10, 2011, Wan Keung Chak, a former director of the Company, agreed to forgive the balance of the loan due to him amounting to $15,395 as of October 31, 2010. The Company recorded a gain from forgiveness of indebtedness for that amount.

On February 10, 2011, Manson Business and Finance Advisory Company Ltd. (“Manson”), a company in which Wan Keung Chak is a director, agreed to assume the Company’s liabilities due to third parties amounting to $26,021 and waived its rights to receive payment of such liabilities from the Company. As of October 31, 2011, Manson had settled on-behalf of the Company a total of $25,456 towards such liabilities.

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

For the year ended October 31, 2011, Kok Cheang Lim, the sole officer and director of the Company has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to the director as of October 31, 2011 is $64,248.

For the year ended October 31, 2011, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

8.         SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2011 up through the date was the Company issued the audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 22, 2011, our board of directors approved the engagement of HKCMCPA Company Limited (“HKCM”), as our new independent registered public accounting firm and dismissed Bernstein & Pinchuk LLP (“B&P”), our former independent registered public accounting firm.  The engagement of HKCM and dismissal of B&P was previously reported in the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2011.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of October 31, 2011, the Company's disclosure controls and procedures were not effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2011.

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

             Kok Cheang Lim, our sole officer and director, has conducted an assessment of our internal control over financial reporting as of October 31, 2011.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

             A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of October 31, 2011:

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

             Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2011, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

                      As a small business, the Company does not have the resources to fund sufficient staff to ensure a complete segregation of responsibilities within the accounting function.  However, Company management does review, and will increase the review of, financial statements on a monthly basis, and the Company's external auditor conducts reviews on a quarterly basis.  We believe that these actions, in addition to the improvements identified above, will minimize any risk of a potential material misstatement occurring.

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

Changes in Internal Control over Financial Reporting

            There were no changes in our internal control over financial reporting during the fourth quarter ended October 31, 2011, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name of Beneficial Owner	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock
Kok Cheang Lim (1)	1,219,450	18.8%

All executive officers and directors as a group (one person)	1,219,450	18.8%
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

Kok Cheang Lim, age 51, joined us as our President, Chief Executive Officer, Chief Financial Officer, Secretary and the sole member of our Board of Directors on December 31, 2010.  Mr. Lim is currently the President of Mei Yuan Trading (Thailand) Company Ltd., a manganese mining company based out of Thailand.  Prior to joining Mei Yuan Trading (Thailand) Company Ltd. in November, 2008, he founded Sky Base Industry, a health food and skin care cosmetic distribution business in Malaysia, and served as its managing director from January, 2008 to December, 2009.  From 2007 to December, 2008, Mr. Lim was the owner of Miki Video, the largest video store in northern Malaysia.  Mr. Lim is fluent in Malay, Chinese, Thai and English.  We believe that Mr. Lim’s diversified financial and business experience and familiarity with the Southeast Asian business environment qualifies him to serve as our director.

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

Board Committees and Audit Committee Financial Expert

We do not currently have a standing audit, nominating or compensation committee of the board of directors, or any committee performing similar functions.  Our board of directors performs the functions of audit, nominating and compensation committees.  As a public company with no or nominal operations, no member of our board of directors qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act.

Director Nominations

As of October 31, 2011, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2011: (i) Intrepid Capital, LLC failed to file the required Forms 4 and 5 relating to the disposition of securities by Intrepid Capital, LLC to Kok Cheang Lim, our former Chief Executive Officer, Chief Financial Officer, President and Secretary, on November 23, 2010; and (ii) Kok Cheang Lim failed to timely file a Form 3 relating to his acquisition of 3,658,348 shares, or approximately 56.39%, of our common stock on November 23, 2010.  Except as set forth above, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act.

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

ITEM 11.   EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Our sole director and executive officer currently receives no compensation for his services as director and executive officer of the Company.  After we commence operations and begin generating revenue, we expect to develop a compensation program for our named executive officers and consultants, including Kok Cheang Lim, which will be reviewed by our board of directors.  We further expect that the specific direction, emphasis and components of our executive compensation programs will evolve.  Factors that may affect our compensation policies include the hiring of full-time employees, our future revenue growth and profitability, the implementation of our business plan and strategy and increasing complexity of our business.

The entire board of directors performs the functions that would be performed by a compensation committee.  All of the directors participate in deliberations concerning the compensation paid to executive officers, including Kok Cheang Lim.  The directors determine the compensation of the Company’s executives by assessing the value of each of its executives and collectively determine the amount of compensation required to retain the services of the company’s executives.  We base the amount of compensation for our executives on negotiations between us and the executive.  We did not perform any formal third party benchmarking or other market analysis with respect to the amount of such executive’s compensation

In approving compensation necessary to attract and retain our present executive officers, the board of directors concluded that the salary provided to our executive officer is reasonable considering the nascent stage of development of our business.  The objective of the compensation plan is to provide our executives with competitive remuneration for their skills such that we can retain our personnel for an extended period of time.  We will review our compensation programs from time to time and take Company performance as well as general market conditions into account when implementing our compensation programs.

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended October 31, 2011 and October 31, 2010 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on October 31, 2011 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on October 31, 2011.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Kok Cheang Lim (1)	2011	0	0	0	0	0
(Chief Executive Officer, President, Chief Financial Officer, Secretary)	2010	0	0	0	0	0

Kwok Keung Liu (2)	2010	0	0	0	0	0
(Chief Executive Officer, Chief Financial Officer, Secretary and President)
 ___________________________
(1)	Kok Cheang Lim was appointed to serve as our Chief Executive Officer, President, Chief Financial Officer, Secretary and the sole member of our board of directors on December 31, 2010.
(2)	Kwok Keung Liu resigned from his positions as Chief Executive Officer, Chief Financial Officer, President and Secretary of the Company on December 31, 2010.

Narrative disclosure to Summary Compensation

Kok Cheang Lim, our sole executive officer, is not a party to any written employment agreement with us.  Except as described below, our executive officer does not receive compensation in connection with his services as an executive officer of the Company.  Our executive officer is entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with his services on our behalf.

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

Compensation of Directors

During our fiscal year ended October 31, 2011, we did not provide compensation to our director for serving as our director.  We currently have no formal plan for compensating our director for his services in his capacity as director, although we may elect to issue stock options to such person from time to time.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management.  Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended October 31, 2011.  The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the sole member of the board of directors:
Kok Cheang Lim

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 24, 2012, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner(1)	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock(2)
Kok Cheang Lim (3)	1,219,450	18.8%
Changhai Fu (4)	1,219,449	18.8%
Xiulan Tang (4)	1,219,449	18.8%

All executive officers and directors as a group (one person)	1,219,450	18.8%
______________________

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o MY Group, Inc., 68, Soi Suphaphong 3, Yak 8, Sirinakarn 40 Rd., Nonghob, Praver, 10250 Bangkok, Thailand.
(2)
Applicable percentage ownership is based on 6,487,500 shares of common stock outstanding as of January 24, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of January 24, 2012.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of January 24, 2012, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	On December 31, 2010, Kok Cheang Lim was appointed to serve as our Chief Executive Officer, President, Chief Financial Officer, Secretary and the sole member of our board of directors.
(4)	On April 26, 2011, Kok Cheang Lim gifted to each of Changhai Fu and Xiulan Tang 1,219,449 shares, or an aggregate of 2,438,898 shares, of our common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

During the year ended October 31, 2010, Wan Keung Chak, a former director, loaned monies to us to pay for certain expenses incurred. These loan(s) were interest free and there was no specific time for repayment.  The balance due Mr. Chak and the related party as of October 31, 2010, were $15,395.  On February 10, 2011, Mr. Chak agreed to forgive the balance of the loan due to him amounting to $15,395, and the Company recorded a gain from forgiveness of indebtedness for that amount.

On February 10, 2011, Manson Business and Finance Advisory Company Ltd. (“Manson”), a company in which Wan Keung Chak is a director, agreed to assume the Company’s liabilities due to third parties amounting to $26,021 and waived its rights to receive payment of such liabilities from the Company. As of October 31, 2011, Manson had settled on-behalf of the Company a total of $25,456 towards such liabilities.

On April 26, 2011, Kok Cheang Lim, the sole director, Chief Executive Officer, Chief Financial Officer and Corporate Secretary of the Company, gifted to each of Changhai Fu and Xiulan Tang, each a Recipient, 1,219,449 shares, or approximately 18.8%, of our issued and outstanding common stock, representing an aggregate of 2,438,898 shares, or approximately 37.6%, of our issued and outstanding common stock.  Mr. Lim did not receive any consideration in connection with the gift of such securities. The securities were transferred pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated under Regulation D thereunder.  The transfer of such shares was made pursuant to the terms of a Stock Gifting Agreement between each Recipient and Mr. Lim.  The Stock Gifting Agreements are filed as Exhibit 1 to Schedule 13D filed by Mr. Fu with the Securities and Exchange Commission on April 27, 2011, and Exhibit 1 to Schedule 13D filed by Ms. Tang with the Securities and Exchange Commission on April 27, 2011.

For the year ended October 31, 2011, Kok Cheang Lim, the sole officer and director of the Company has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to the director as of October 31, 2011 is $64,248.

For the year ended October 31, 2011, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

We believe that all related party transactions were on terms at least as favorable as we would have secured in arm’s-length transactions with third parties.  Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

Director Independence

Our board of directors currently consists of Kok Cheang Lim, who is also our President, Chief Executive Officer, Chief Financial Officer and Secretary.  As a company with no or nominal operations, we have not adopted a standard of independence nor do we have a policy with respect to independence requirements for our board members or that a majority of our board be comprised of “independent directors.”  As of the date hereof, none of our directors would qualify as “independent” under standards of independence set forth by a national securities exchange or an inter-dealer quotation system.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

On November 22, 2011, we concurrently approved the engagement of HKCMCPA Company Limited (“HKCM”), and the dismissal of Bernstein & Pinchuk LLP (“B&P”), as our new independent registered public accounting firm.  All audit work relating to fiscal years ended October 31, 2011 and 2010 were performed by the full time employees of HKCM and B&P, respectively.

Our board of directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full board of directors.  Our board of directors approves in advance, all services performed by our auditors.  Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	October 31, 2011	October 31, 2010

Audit fees	$13,500	$9,500

Audit related fees	-	-

Tax fees	-	-

All other fees	-	-

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.

(3)	Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Form of common stock certificate (2)
10.1
Share Sale Agreement, dated October 12, 2010, by and among Lim Kok Cheang, Ong Kok Meng, Law Mei Yeng, Ng Wei Yee and Tay Chee Seong, as Purchasers on the one hand, and Intrepid Capital LLC, Gulf Asset Management LLC, Ho Lam Cheong and Ling Macadam, as Sellers, on the other hand (3)

10.2	Stock Gifting Agreement, dated April 26, 2011, by and between Lim Kok Cheang and Fu Changhai (4)
10.3	Stock Gifting Agreement, dated April 26, 2011, by and between Lim Kok Cheang and Tang Xiulan (5)
31.1	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
EX-101.INS	XBRL INSTANCE DOCUMENT*
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*

*  Filed herewith.
(1) Incorporated herein by reference from Exhibit 1 to Definitive Schedule 14C filed with the Securities and Exchange Commission on April 27, 2011.
(2) Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 14, 2006.
(3) Incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the Securities and Exchange Commission on January 18, 2011.
(4) Incorporated herein by reference from Exhibit 1 to Schedule 13D filed by Changhai Fu with the Securities and Exchange Commission on April 28, 2011.
(5) Incorporated herein by reference from Exhibit 1 to Schedule 13D filed by Xiulan Tang with the Securities and Exchange Commission on April 28, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MY GROUP, INC.
(Registrant)

By:	/s/Kok Cheang Lim
Kok Cheang Lim
President and Chief Executive Officer

Dated:	January 26, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kok Cheang Lim	President, Chief Executive Officer
Kok Cheang Lim	Chief Financial Officer and Director	January 26, 2012
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)