Form 10-Q
period 2012-01-31
MY Group, Inc.
filed 2012-03-13
CIK 1383145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

☐	RANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-1399326

MY GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	20-5913810
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

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

As of March 8, 2012, the issuer had outstanding 6,487,500 shares of common stock.

i

PART I    FINANCIAL INFORMATION

ITEM 1  Financial Statements

MY GROUP, INC.
CONDENSED BALANCE SHEETS
AS OF JANUARY 31, 2012 AND OCTOBER 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2012	October 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loan from a director	$89,876	$64,248
Accounts payables and accrued liabilities	10,484	13,778

Total liabilities	100,360	78,026

Stockholders’ deficit:
Preferred stock, 50,000,000 authorized preferred shares of $0.001 par value, none issued and outstanding	-	-
Common stock, 500,000,000 authorized common shares of $0.001 par value, 6,487,500 shares issued and outstanding, respectively	6,488	6,488
Additional paid-in capital	78,559	78,559
Accumulated deficit	(185,407)	(163,073)

Total stockholders’ deficit	(100,360)	(78,026)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to condensed financial statements.

MY GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS (LOSS) INCOME
FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended January 31,
	2012	2011

Revenues, net	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	22,334	37,097
Total operating expenses	(22,334)	(37,097)

OPERATING LOSS	(22,334)	(37,097)

Other income:
Gain on forgiveness of debt	-	40,851

(Loss) income before income tax expense	(22,334)	3,754

Income tax expense	-	-

NET (LOSS) INCOME	$(22,334)	$3,754

Net (loss) income per share – Basic and diluted	$(0.003)	$0.001

Weighted average common shares outstanding – Basic and diluted	6,487,500	6,487,500

See accompanying notes to condensed financial statements.

MY GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended January 31,
	2012	2011

Cash flows from operating activities:
Net (loss) income	$(22,334)	$3,754
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on forgiveness of debt	-	(40,851)
Change in operating assets and liabilities:
Other payables and accrued liabilities	(3,294)	3,970
Net cash used in operating activities	(25,628)	(33,127)

Cash flows from financing activities:
Loan from a director	25,628	33,127
Net cash provided by financing activities	25,628	33,127

Net change in cash and cash equivalents	-	-

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENT, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed financial statements.

MY GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－1	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of October 31, 2011 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2012 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2011.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

MY Group, Inc., formerly Rohat Resources, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on August 25, 2006. We were initially formed as an exploration stage mining company. In September 2010, we ceased our mining business, and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915. On May 17, 2011, we changed our name to MY Group, Inc. and increased our authorized capital to consist of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001.

We are a shell company with no or nominal operations. We are actively considering various acquisition targets and other business opportunities. We hope to acquire one or more operating businesses or consummate a business opportunity within the next twelve months.

The Company’s fiscal year end is October 31.

NOTE－3	GOING CONCERN UNCERTAINTIES

The accompanying condensed financial statements have been prepared using the going concern basis of accounting, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of January 31, 2012, the Company has sustained continuous loss since inception resulting in an accumulated deficiency of $185,407 and further losses are anticipated in the development of its new business opportunities. Currently, the Company has been provided working capital by its director and is seeking the suitable acquisition/merger opportunities. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the financial support of shareholders. Management believes that these actions will enable the Company to continue its operations in the next twelve months.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

MY GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－4	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed financial statements reflect the application of certain significant accounting policies as described in this note and elsewhere in the accompanying condensed financial statements and notes.

•	Shell company

In September 2010, we ceased our mining business and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915. We are currently considered as a shell company.

•	Use of estimates

In preparing these condensed financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

•	Income taxes

The Company adopts ASC Topic 740 “Income Taxes”, regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended January 31, 2012. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

•	Net (loss) income per share

The Company calculates net (loss) income per share in accordance with ASC Topic 260 “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

MY GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

•	Foreign currencies translation

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

•	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

•	Fair value of financial instruments

The carrying value of the Company’s financial instruments: accounts payable and accrued liabilities and loan from a director approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 : Observable inputs such as quoted prices in active markets;

•	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

•	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-28 regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance clarifies the steps to be performed to determine whether goodwill has been impaired and addresses the steps for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2010, which corresponds to the Company’s first fiscal quarter beginning November 1, 2011. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 regarding fair value measurements and disclosures. This new guidance clarifies the application of existing fair value measurement guidance and revises certain measurement and disclosure requirements to achieve convergence with International Financial Reporting Standards. This guidance is effective for the first interim or annual period beginning after December 15, 2011, which corresponds to the Company’s second fiscal quarter beginning February 1, 2012. In the period of adoption, the Company will include the required disclosures in its filings and believes the adoption will have no impact on its consolidated financial statements.

MY GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED JANUARY 31, 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

In June 2011, the FASB issued ASU No. 2011-05 regarding the presentation of comprehensive income. This new guidance amends the previous application of comprehensive income and the requirements regarding presentation in the financial statements. It requires the disclosure of the components of comprehensive income, which the Company currently discloses in other sections of its filings, to be presented as part of one statement of comprehensive income, or as a separate statement of comprehensive income following the statement of earnings. In December 2011, the FASB issued ASU No. 2011-12 which temporarily defers those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2011, which corresponds to the Company’s first fiscal quarter beginning November 1, 2012. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 regarding disclosures about offsetting assets and liabilities. This new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which corresponds to the Company’s first fiscal quarter beginning November 1, 2013. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

NOTE－5	LOAN FROM A DIRECTOR

As of January 31, 2012, a loan from the Company’s director represented temporary borrowing for the Company’s working capital purposes from a director, which was unsecured and interest-free, with no fixed terms of repayment. The imputed interest on the loan from director was not significant.

NOTE－6	INCOME TAXES

As of January 31, 2012, the Company incurred $185,407 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2032, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $64,892 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－7	RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2012, Kok Cheang Lim, the sole officer and director of the Company, has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to the director as of January 31, 2012 is $89,876.

For the three months ended January 31, 2012, the Company utilized office space owned by the director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE－8	SUBSEQUENT EVENTS

We evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. There were no subsequent events that required recognition or disclosure.

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

History

MY Group, Inc., formerly Rohat Resources, Inc. (the “Company”), was incorporated under the laws of the State of Nevada on August 25, 2006.  We were formerly an exploration stage mining company and had acquired a 100% interest in a claim on a mineral property located in the New Westminster, Similkameen, Mining Division of British Columbia, Canada.  We paid approximately $1,500 to keep the claim in good standing through September 8, 2008.  Our rights to the claim expired as of September 8, 2008.

On September 13, 2008, John P. Hynes III, our former president, entered into a Stock Purchase Agreement, with Delara Hussaini and Angela Hussaini, pursuant to which Mr. Hynes acquired from the sellers an aggregate of 4,000,000 shares of common stock of the Company, collectively representing approximately 61.65% of the total issued and outstanding shares of common stock of the Company.

On March 9, 2009, we entered into a Stock Purchase Agreement with Grand Destiny Investments Limited, or Grand Destiny, and John P. Hynes III, pursuant to which Mr. Hynes sold for $200,000, an aggregate of 4,000,000 shares of the common stock of the Company.  Grand Destiny acquired an aggregate of 4,000,000 shares of common stock of the Company, or approximately 61.65% of the Company’s issued and outstanding common stock, and attained voting control of the Company.  In connection with this agreement, John P. Hynes III resigned as the sole director and officer of the Company, Kwok Keung Liu was elected as the Company’s President, Secretary, C.E.O, C.F.O. and Treasurer, and Wan Keung Chak was elected as the Company’s sole director.  Grand Destiny was jointly held by Wan Keung Chak and Kwok Keung Liu.

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

Results of Operations

Comparison of the three month periods ended January 31, 2012 and 2011

Revenue.  We are a shell company that has not yet generated any revenues.

General and administrative expenses.  General and administrative expenses were $22,334 for the three month period ended January 31, 2012, a decrease of $14,763 or 39.8%, compared to operating expenses of $37,097 for the same period ended January 31, 2011.  The decrease in general and administrative expenses is attributable to decreases in professional fees and general administrative costs.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

Business Operations Overview

              Net Income (Loss).   Our net loss was $22,334 for the three month period ended January 31, 2012, as compared to a net income was $3,754 for the same period ended January 31, 2011.  The net loss is primarily attributable to the professional and administrative fees and costs routinely incurred in connection with maintaining a reporting act company.

Liquidity and Capital Resources

Sources of Liquidity.  Our current liabilities were $100,360 as of January 31, 2012, compared to $78,026 as of October 31, 2011.  Loans from our director comprised of $89,876 and $64,248, or 89.6% and 82.3%, respectively, of the current liabilities as of January 31, 2012 and October 31, 2011, respectively.  The balance of the current liabilities are attributable to miscellaneous accounts payables and liabilities of third party vendors.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $25,628, which includes a net loss of $22,334 and an decrease in other payables and accrued liabilities of $3,294, for the three month period ended January 31, 2012, as compared to an increase of $3,970 for the same period ended January 31, 2011.

Net Cash Used in Investing Activities. There was no cash used in investing activities for both the three month periods ended January 31, 2012 and 2011.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $25,628 for the three month period ended January 31, 2012, as compared to $33,127 for the same period ended January 31, 2011.  Net cash provided by financing activities in both periods consisted of proceeds from loans from our director for payments made to third parties on behalf of the Company.

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

Use of estimates

In preparing these condensed financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

Income taxes

The Company adopts ASC Topic 740 “Income Taxes”, regarding accounting for uncertainty in income taxes which prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of tax positions taken or expected to be taken on a tax return. In addition, the guidance requires the determination of whether the benefits of tax positions will be more likely than not sustained upon audit based upon the technical merits of the tax position. For tax positions that are determined to be more likely than not sustained upon audit, a company recognizes the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended January 31, 2012. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

Net (loss) income per share

The Company calculates net (loss) income per share in accordance with ASC Topic 260 “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted (loss) income per share is computed similar to basic (loss) income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

Fair value of financial instruments

The carrying value of the Company’s financial instruments: accounts payable and accrued liabilities and loan from a director approximate at their fair values because of the short-term nature of these financial instruments.

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable inputs such as quoted prices in active markets;
•	Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In December 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-28 regarding the goodwill impairment test for reporting units with zero or negative carrying amounts. The guidance clarifies the steps to be performed to determine whether goodwill has been impaired and addresses the steps for reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2010, which corresponds to the Company’s first fiscal quarter beginning November 1, 2011. The adoption of this guidance had no impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04 regarding fair value measurements and disclosures. This new guidance clarifies the application of existing fair value measurement guidance and revises certain measurement and disclosure requirements to achieve convergence with International Financial Reporting Standards. This guidance is effective for the first interim or annual period beginning after December 15, 2011, which corresponds to the Company’s second fiscal quarter beginning February 1, 2012. In the period of adoption, the Company will include the required disclosures in its filings and believes the adoption will have no impact on its consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05 regarding the presentation of comprehensive income. This new guidance amends the previous application of comprehensive income and the requirements regarding presentation in the financial statements. It requires the disclosure of the components of comprehensive income, which the Company currently discloses in other sections of its filings, to be presented as part of one statement of comprehensive income, or as a separate statement of comprehensive income following the statement of earnings. In December 2011, the FASB issued ASU No. 2011-12 which temporarily defers those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. This guidance is effective for fiscal years (and interim periods within such years) beginning after December 15, 2011, which corresponds to the Company’s first fiscal quarter beginning November 1, 2012. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11 regarding disclosures about offsetting assets and liabilities. This new guidance requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods, which corresponds to the Company’s first fiscal quarter beginning November 1, 2013. The Company is currently evaluating the impact the adoption will have on its consolidated financial statements.

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this periodic report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of January 31, 2012, the Company's disclosure controls and procedures were not effective.

             A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified several material weaknesses in our internal control over financial reporting as of October 31, 2011, which were described in our Annual Report on Form 10-K filed with the SEC on January 26, 2012, or our Annual Report.

The material weakness identified by our Chief Executive Officer and Chief Financial Officer and our plans for remediation continue to be as described in our Annual Report.  Our certifying officer and director is continuing to evaluate our internal control over financial reporting and our disclosure controls and procedures in an attempt to address such material weaknesses as resources permit.

Inherent Limitations

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended January 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: March 12, 2012