Form 10-Q
period 2012-04-30
MY Group, Inc.
filed 2012-06-08
CIK 1383145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

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

As of June 7, 2012, the issuer had outstanding 6,487,500 shares of common stock.

PART I    FINANCIAL INFORMATION

ITEM 1  Financial Statements

MY GROUP, INC.
CONDENSED BALANCE SHEETS
AS OF APRIL 30, 2012 AND OCTOBER 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	April 30, 2012	October 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loan from a director	$91,764	$64,248
Accounts payables and accrued liabilities	11,540	13,778

Total liabilities	103,304	78,026

Stockholders’ deficit:
Preferred stock, 50,000,000 authorized preferred shares of $0.001 par value, none issued and outstanding	-	-
Common stock, 500,000,000 authorized common shares of $0.001 par value, 6,487,500 shares issued and outstanding, respectively	6,488	6,488
Additional paid-in capital	78,559	78,559
Accumulated deficit	(188,351)	(163,073)

Total stockholders’ deficit	(103,304)	(78,026)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to condensed financial statements.

MY GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2012	2011	2012	2011

Revenues, net	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	2,944	22,709	25,278	59,806
Total operating expenses	(2,944)	(22,709)	(25,278)	(59,806)

OPERATING LOSS	(2,944)	(22,709)	(25,278)	(59,806)

Other income:
Gain on forgiveness of debt	-	-	-	40,851
Other income	-	165	-	165

Loss before income tax	(2,944)	(22,544)	(25,278)	(18,790)

Income tax expense	-	-	-	-

NET LOSS	$(2,944)	(22,544)	(25,278)	(18,790)

Net loss per share – Basic and diluted	$(0.000)	$(0.003)	$(0.004)	$(0.003)

Weighted average common shares outstanding – Basic and diluted	6,487,500	6,487,500	6,487,500	6,487,500

See accompanying notes to condensed financial statements.

MY GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended April 30,
	2012	2011

Cash flows from operating activities:
Net loss	$(25,278)	$(18,790)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	(40,851)
Other income	-	(165)
Change in operating assets and liabilities:
Other payables and accrued liabilities	(2,238)	2,582
Net cash used in operating activities	(27,516)	(57,224)

Cash flows from financing activities:
Loan from a director	27,516	57,224
Net cash provided by financing activities	27,516	57,224

Net change in cash and cash equivalents	-	-

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENT, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed financial statements.

MY GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011
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

In the opinion of management, the balance sheet as of October 31, 2011 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended April 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2012 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2011.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

MY Group, Inc., formerly Rohat Resources, Inc. (the “Company”) was incorporated under the laws of the State of Nevada on August 25, 2006. We were initially formed as an exploration stage mining company. In September 2010, we ceased its mining business, and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915. On May 17, 2011, we changed our name to MY Group, Inc. and increased our authorized capital to consist of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001.

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

As of April 30, 2012, the Company has sustained continuous loss since inception resulting in an accumulated deficiency of $188,351 and further losses are anticipated in the development of its new business opportunities. Currently, the Company has been provided working capital by a director and is seeking the suitable acquisition/merger opportunities. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the financial support of shareholders. Management believes that these actions will enable the Company to continue its operations in the next twelve months.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

MY GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011
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

●	Cash and cash equivalents

Cash and cash equivalents are carried at cost and represent cash on hand, demand deposits placed with banks or other financial institutions and all highly liquid investments with an original maturity of three months or less as of the purchase date of such investments.

●	Income taxes

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and six months ended April 30, 2012. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

●	Net loss per share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

MY GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

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

●	Fair value of financial instruments

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

☐	Level 1 : Observable inputs such as quoted prices in active markets;

☐	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

☐	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

●	Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted and the amendments in this update will be applied retrospectively. The adoption has not had a material effect on the Company’s financial statements.

MY GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－5	LOAN FROM A DIRECTOR

As of April 30, 2012, loan from a director represented temporary borrowing for the Company’s working capital purposes from a director, which was unsecured and interest-free, with no fixed terms of repayment. The imputed interest on the loan from director was not significant.

NOTE－6	INCOME TAXES

As of April 30, 2012, the Company incurred $188,351 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2032, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $65,923 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－7	RELATED PARTY TRANSACTIONS

For the three and six months ended April 30, 2012, Kok Cheang Lim, the sole officer and director of the Company has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to the director as of April 30, 2012 is $91,764.

For the three and six months ended April 30, 2012, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

Results of Operations

Comparison of the three month period ended April 30, 2012 and 2011

Revenue.  We are a shell company that has not yet generated any revenues.

General and administrative expenses.  General and administrative expenses were $2,944 for the three month period ended April 30, 2012, a decrease of $19,765 or approximately 87% compared to operating expenses of $22,709 for the three month period ended April 30, 2011.  The decrease in general and administrative expenses is attributable to decreases in professional fees, transfer agent and general administrative costs.

Business Operations Overview

              Net Loss.   Our net loss was $2,944 for the three month period ended April 30, 2012 as compared to a net loss of $22,544 for the three month period ended April 30, 2011.  These net losses were due to general and administrative expenses as we are a shell company that has not yet generated any revenues.

Comparison of the six month period ended April 30, 2012 and 2011

Revenue.  We are a shell company that has not yet generated any revenues.

General and administrative expenses.  General and administrative expenses were $25,278 for the six months ended April 30, 2012, a decrease of $34,528 or approximately 57.7% compared to operating expenses of $59,806 for the six months period ended April 30, 2011.  The decrease in general and administrative expenses is attributable to increases in professional fees, transfer agent and general administrative costs.

Business Operations Overview

              Net Loss.   Our net loss was $25,278 for the six months ended April 30, 2012, as compared to a net loss of $18,790 for the six months period ended April 30, 2011.  The increase in net loss reflects the forgiveness of debt in the amount of $40,851 which offset the net loss incurred during the six months ended April 30, 2011.  Net losses were due to general and administrative expenses as we are a shell company that has not yet generated any revenue.

Liquidity and Capital Resources

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $188,351 as of April 30, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company acquiring a business and generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from our sole director and or private placement of common stock.

Sources of Liquidity.  Our current liabilities were $103,304 as of April 30, 2012 compared to $78,026 as of October 31, 2011.  Loans from our director comprised of $91,764 and $64,248, or approximately 88.8% and 82.3%, respectively, of the current liabilities as of April 30, 2012 and October 31, 2011, respectively.  The balance of the current liabilities are attributable to miscellaneous accounts payables and liabilities of third party vendors.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $27,516, which includes a net loss of $25,278 and a decrease in other payables and accrued liabilities of $2,238 for the six months ended April 30, 2012.  Net cash used in operating activities was $57,224 for the same period ended April 30, 2011, which was comprised of a net loss of $18,790, gain from debt forgiveness of $40,851, and an increase in other payables and accrued liabilities of $2,582. .

Net Cash Used in Investing Activities. There was no cash used in investing activities for the six months period ended April 30, 2011 and 2010.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $27,516 for the six months period ended April 30, 2012, consisting of proceeds from loans from director for payments made to third parties on behalf of the Company, as compared to $57,224 for the same period ended April 30, 2011.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of April 30, 2012 and the related statements of operations and cash flows for the interim period then ended.  The balance sheet amounts as of October 31, 2011 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K for the fiscal year ended October 31, 2011 on January 26, 2012.  The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and six months ended April 30, 2012. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions.

Net Loss Per Share

The Company calculates net loss per share in accordance with ASC Topic 260 “Earnings per Share”. Basic loss per share is computed by dividing the net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common stock equivalents had been issued and if the additional common shares were dilutive.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted and the amendments in this update will be applied retrospectively. The adoption has not had a material effect on the Company’s financial statements.

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this periodic report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of April 30, 2012, the Company's disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended April 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   (Removed and Reserved)

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Form of common stock certificate (2)
31.1	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

*  Filed herewith.
(1)  Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on June 9, 2011.
(2) Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MY GROUP, INC.

Date: June 8, 2012	By:	/s/ Kok Cheang Lim
Kok Cheang Lim
President, Chief Executive Officer and
Chief Financial Officer