Form 10-Q
period 2012-07-31
MY Group, Inc.
filed 2012-09-11
CIK 1383145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

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

As of September 3, 2012, the issuer had outstanding 6,487,500 shares of common stock.

i

PART I    FINANCIAL INFORMATION

ITEM 1  Financial Statements

MY GROUP, INC.
CONDENSED BALANCE SHEETS
AS OF JULY 31, 2012 AND OCTOBER 31, 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	July 31, 2012	October 31, 2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loan from a director	$101,113	$64,248
Accounts payables and accrued liabilities	5,783	13,778

Total liabilities	106,896	78,026

Stockholders’ deficit:
Preferred stock, 50,000,000 authorized preferred shares of $0.001 par value, none issued and outstanding	-	-
Common stock, 500,000,000 authorized common shares of $0.001 par value, 6,487,500 shares issued and outstanding, respectively	6,488	6,488
Additional paid-in capital	78,559	78,559
Accumulated deficit	(191,943)	(163,073)

Total stockholders’ deficit	(106,896)	(78,026)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to condensed financial statements.

MY GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2012	2011	2012	2011

Revenues, net	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	3,592	6,897	28,870	66,703
Total operating expenses	(3,592)	(6,897)	(28,870)	(66,703)

OPERATING LOSS	(3,592)	(6,897)	(28,870)	(66,703)

Other income:
Gain on forgiveness of debt	-	-	-	40,851
Other income	-	-	-	165

Loss before income tax	(3,592)	(6,897)	(28,870)	(25,687)

Income tax expense	-	-	-	-

NET LOSS	$(3,592)	(6,897)	(28,870)	(25,687)

Net loss per share – Basic and diluted	$(0.001)	$(0.001)	$(0.004)	$(0.004)

Weighted average common shares outstanding – Basic and diluted	6,487,500	6,487,500	6,487,500	6,487,500

See accompanying notes to condensed financial statements.

MY GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended July 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(28,870)	$(25,687)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	(40,851)
Other income	-	(165)
Change in operating assets and liabilities:
Other payables and accrued liabilities	(7,995)	2,850
Net cash used in operating activities	(36,865)	(63,853)

Cash flows from financing activities:
Loan from a director	36,865	63,853
Net cash provided by financing activities	36,865	63,853

Net change in cash and cash equivalents	-	-

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENT, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed financial statements.

MY GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－1	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by management in accordance with both accounting principles generally accepted in the United States (“GAAP”), and the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Certain information and note disclosures normally included in audited financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, the balance sheet as of October 31, 2011 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2012 or for any future period.

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

As of July 31, 2012, the Company has sustained continuous loss since inception resulting in an accumulated deficiency of $191,943 and further losses are anticipated in the development of its new business opportunities. Currently, the Company has been provided working capital by a director and is seeking the suitable acquisition/merger opportunities. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the financial support of shareholders. Management believes that these actions will enable the Company to continue its operations in the next twelve months.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets and liabilities that may result in the Company not being able to continue as a going concern.

MY GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011
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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and nine months ended July 31, 2012. The Company is subject to local tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

MY GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011
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

Level 1 : Observable inputs such as quoted prices in active markets;

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

In July 2012, the Financial Accounting Standards Board issued ASC Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the Company concludes otherwise, no further quantitative assessment is required. The Company does not expect the adoption of ASU 2012-02 to impact its results of operations or financial position.

MY GROUP, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

NOTE－5	LOAN FROM A DIRECTOR

As of July 31, 2012, loan from a director represented temporary borrowing for the Company’s working capital purposes from a director, which was unsecured and interest-free, with no fixed terms of repayment. The imputed interest on the loan from director was not significant.

NOTE－6	INCOME TAXES

As of July 31, 2012, the Company incurred $191,943 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2032, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $67,180 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－7	RELATED PARTY TRANSACTIONS

For the three and nine months ended July 31, 2012, Kok Cheang Lim, the sole officer and director of the Company has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to the director as of July 31, 2012 is $101,113.

For the three and nine months ended July 31, 2012, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

Results of Operations

Comparison of the three-month period ended July 31, 2012 and 2011

Revenue.  We are a shell company that has not yet generated any revenues.

General and administrative expenses.  General and administrative expenses were $3,592 for the three-month period ended July 31, 2012, a decrease of $3,305 or approximately 47.9% compared to operating expenses of $6,897 for the three-month period ended July 31, 2011.  The decrease in general and administrative expenses is attributable to decreases in professional fees, transfer agent fees and general administrative costs.

Business Operations Overview

Net Loss.   Our net loss was $3,592 for the three-month period ended July 31, 2012 as compared to a net loss of $6,897 for the three-month period ended July 31, 2011.  The decrease in net loss is attributable to decreases in professional fees, transfer agent fees and general administrative costs.  Net losses were due to general and administrative expenses as we are a shell company that has not yet generated any revenue.

Comparison of the nine-month period ended July 31, 2012 and 2011

Revenue.  We are a shell company that has not yet generated any revenues.

General and administrative expenses.  General and administrative expenses were $28,870 for the nine months ended July 31, 2012, a decrease of $37,833 or approximately 56.7% compared to operating expenses of $66,703 for the nine months ended July 31, 2011.  The decrease in general and administrative expenses is attributable to decreases in professional fees, transfer agent and general administrative costs.

Business Operations Overview

              Net Loss.   Our net loss was $28,870 for the nine months ended July 31, 2012, as compared to a net loss of $25,687 for the same period ended July 31, 2011. The increase in net loss reflects the gain from forgiveness of debt during the nine month period ended July 31, 2011  that did not recur during the nine month period ended July 31, 2012.  Net losses were due to general and administrative expenses as we are a shell company that has not yet generated any revenue.

Liquidity and Capital Resources

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $191,943 as of July 31, 2012 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company acquiring a business and generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from our sole director and or private placement of common stock.

Sources of Liquidity.  Our current liabilities were $106,896 as of July 31, 2012 compared to $78,026 as of October 31, 2011.  Loans from our director comprised of $101,113 and $64,248, or approximately 94.6% and 82.3%, respectively, of the current liabilities as of July 31, 2012 and October 31, 2011, respectively.  The balance of the current liabilities are attributable to miscellaneous accounts payables and liabilities of third party vendors.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $36,865, which includes a net loss of $28,870 and a decrease in other payables and accrued liabilities of $7,995 for the nine months ended July 31, 2012.  Net cash used in operating activities was $63,853 for the same period ended July 31, 2011, which was comprised of a net loss of $25,687, gain from debt forgiveness of $40,851, and an increase in other payables and accrued liabilities of $2,850.

Net Cash Used in Investing Activities. There was no cash used in investing activities for the nine months period ended July 31, 2012 and 2011.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $36,865 for the nine months period ended July 31, 2012, consisting of proceeds from loans from our director for payments made to third parties on behalf of the Company, as compared to $63,853 for the same period ended July 31, 2011.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of July 31, 2012 and the related statements of operations and cash flows for the interim period then ended.  The balance sheet amounts as of October 31, 2011 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K for the fiscal year ended October 31, 2011 on January 26, 2012.  The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and nine months ended July 31, 2012. The Company is subject to local tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Level 1 : Observable inputs such as quoted prices in active markets;

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

In July 2012, the Financial Accounting Standards Board issued ASC Update No. 2012-02, “Intangibles - Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 provides companies with the option to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If the Company concludes that it is more likely than not that the asset is impaired, it is required to determine the fair value of the intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying value in accordance with Topic 350. If the Company concludes otherwise, no further quantitative assessment is required. The Company does not expect the adoption of ASU 2012-02 to impact its results of operations or financial position.

ITEM 3  Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this periodic report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of July 31, 2012, the Company's disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended July 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3  Defaults Upon Senior Securities

None.

ITEM 4  Mine Safety Disclosures

Not applicable.

ITEM 5  Other Information

None.

ITEM 6  Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Articles of Incorporation (1)
3.2	Bylaws (2)
4.1	Form of common stock certificate (2)
31.1	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
EX-101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

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
Date: September 11, 2012