Form 10-K
period 2012-10-31
MY Group, Inc.
filed 2013-01-14
CIK 1383145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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
Yes ☒                                No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at January 9, 2013
Common Stock, $.001 par value per share	6,487,500 shares

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

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

(b)  Approximate Number of Holders of Common Stock

As of January 9, 2013, there were 10 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended October 31, 2012, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:   None.

ITEM 6.   SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended October 31, 2012 and 2011.  The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

Results of Operations

Comparison of fiscal years ended October 31, 2012 and October 31, 2011

Revenue.  We are a shell company that has not yet generated any revenues.

Operating Expenses.  General and administrative expenses were $45,689 for the year ended October 31, 2012, a decrease of $29,947 or approximately 39.6% compared to operating expenses of $75,636 for the year ended October 31, 2011.  The decrease in general and administrative expenses is attributable to decreases in professional service fees incurred in connection with complying with public company requirements.  General and administrative expenses are comprised of professional fees, transfer agent and general administrative costs.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

Business Operations Overview

              Net Loss.   Our net loss was $45,689 for the year ended October 31, 2012 as compared to a net loss of $34,785 for the year ended October 31, 2012, representing an increase of $10,904, or approximately 31.3%.  In fiscal year ended October 31, 2011, losses were reduced by gains recognized from the forgiveness of debt held by Wan Keung Chak, our former director, and his affiliate, Manson Business and Finance Advisory Company Ltd.  For fiscal year 2012, no gains were available to offset our losses.

Liquidity and Capital Resources

Sources of Liquidity.  Our cash and cash equivalents at October 31, 201, and 2011 was $0.  Our outstanding liabilities were $123,715 as at October 31, 2012, as compared to $78,026 as at October 31, 2011.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $49,223 for the year ended October 31, 2012, as compared to $64,248 for the year ended October 31, 2011.  Net cash used in fiscal year 2012 consisted of a net loss of $45,689 and a decrease in accounts payables and accrued liabilities of $3,534.  Net cash used in fiscal year 2011 consisted of a net loss of $34,785, gain from forgiveness of debt of $40,851 offset by an increase in accounts payables and accrued liabilities.

Net Cash Used in Investing Activities. There was no cash used in investing activities for both the years ended October 31, 2012, and October 31, 2011.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $49,223 for the year ended October 31, 2012, as compared to $64,248 for the year ended October 31, 2011.  Net cash provided by financing activities consisted of loans from our director.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of

MY Group, Inc.

We have audited the accompanying balance sheets of MY Group, Inc. (“the Company”) as of October 31, 2012 and 2011 and the related statements of operations, cash flows and changes in stockholders’ deficit for the years ended October 31, 2012 and 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2012 and 2011, and the results of operations and cash flows for the years ended October 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred continuous losses and capital deficits, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited
Certified Public Accountants

Hong Kong, China
January 11, 2013

MY GROUP, INC.
(Formerly Rohat Resources, Inc.)
BALANCE SHEETS
AS OF OCTOBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of October 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$-	$-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loan from director	$113,471	$64,248
Accounts payables and accrued liabilities	10,244	13,778

Total liabilities	123,715	78,026

Stockholders’ deficiency:
Preferred stock, 50,000,000 authorized preferred shares of $0.001 par value, none issued and outstanding	-	-
Common stock, 500,000,000 authorized common shares of $0.001 par value, 6,487,500 shares issued and outstanding as of October 31, 2012 and 2011	6,488	6,488
Additional paid-in capital	78,559	78,559
Accumulated deficit	(208,762)	(163,073)

Total stockholders’ deficiency	(123,715)	(78,026)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

See accompanying notes to financial statements.

MY GROUP, INC.
STATEMENTS OF OPERATIONS LOSS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended October 31,
	2012	2011

REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative	45,689	75,636

OPERATING LOSS	(45,689)	(75,636)

Other income:
Gain on forgiveness of debt	-	40,851

LOSS BEFORE INCOME TAX	(45,689)	(34,785)

Income tax expense	-	-

NET LOSS	$(45,689)	$(34,785)

Net loss per share – Basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding – Basic and diluted	6,487,500	6,487,500

See accompanying notes to financial statements.

MY GROUP, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”))

	Years ended October 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(45,689)	$(34,785)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on forgiveness of debt	-	(40,851)

Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	(3,534)	11,388

Net cash used in operating activities	(49,223)	(64,248)

Cash flows from financing activities:
Loan from director	49,223	64,248

Net cash provided by financing activities	49,223	64,248

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	-	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to financial statements.

MY GROUP, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	No of shares	Amount	No of shares	Amount	capital	deficit	deficiency

Balance as of October 31, 2010	-	$-	6,487,500	$6,488	$78,559	$(128,288)	$(43,241)

Net loss for the year	-	-	-	-	-	(34,785)	(34,785)

Balance as of October 31, 2011	-	-	6,487,500	6,488	78,559	(163,073)	(78,026)

Net loss for the year	-	-	-	-	-	(45,689)	(45,689)

Balance as of October 31, 2012	-	$-	6,487,500	$6,488	$78,559	$(208,762)	$(123,715)

See accompanying notes to financial statements.

MY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011
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

As of October 31, 2012, the Company has sustained continuous loss since inception resulting in an accumulated deficiency of $123,715 and further losses are anticipated in the development of its new business opportunities. Currently, the Company has been provided working capital by a director and is seeking the suitable acquisition/merger opportunities. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the financial support of shareholders. Management believes that these actions will enable the Company to continue its operations in the next twelve months. As a result, these financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the Company’s ability to continue as a going concern.

MY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011
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

For the years ended October 31, 2012 and 2011, the Company did not have any interest and penalties associated with tax positions. As of October 31, 2012 and 2011, the Company did not have any significant unrecognized uncertain tax positions.

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

MY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011
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

4.         LOAN FROM DIRECTOR

As of October 31, 2012 and 2011, loan from director represented temporary borrowing for the Company’s working capital purposes from a director, which was unsecured and interest-free, with no fixed terms of repayment. The imputed interest on the loan from director was not significant.

MY GROUP, INC.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED OCTOBER 31, 2012 AND 2011
(Currency expressed in United States Dollars (“US$”), except for number of shares)

5.         INCOME TAX

As of October 31, 2012, the Company incurred $208,762 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $73,067 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

6.         STOCKHOLDERS’ EQUITY

Effective May 17, 2011, the Company increased its authorized capital consisting of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001.

For the years ended October 31, 2012 and 2011, there were no shares of common, preferred stock, stock options or warrants issued.

As of October 31, 2012 and 2011, there were 6,487,500 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding, respectively.

7.         RELATED PARTY TRANSACTIONS

On February 10, 2011, Wan Keung Chak, a former director of the Company, agreed to forgive the balance of the loan due to him amounting to $15,395. The Company recorded a gain from forgiveness of indebtedness for that amount.

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

For the years ended October 31, 2012 and 2011, Kok Cheang Lim, the sole officer and director of the Company has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to the director as of October 31, 2012 and 2011 were $113,471 and $64,248.

For the years ended October 31, 2012 and 2011, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

8.         SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2012 up through the date was the Company issued the audited financial statements. During the period, the Company did not have any material recognizable subsequent events.

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

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of October 31, 2012, the Company's disclosure controls and procedures were not effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2012.

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

             Kok Cheang Lim, our sole officer and director, has conducted an assessment of our internal control over financial reporting as of October 31, 2012.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

             A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of October 31, 2012:

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

             Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2012, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended October 31, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
__________________
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

Kok Cheang Lim, age 52, joined us as our President, Chief Executive Officer, Chief Financial Officer, Secretary and the sole member of our Board of Directors on December 31, 2010.  Mr. Lim is currently the President of Mei Yuan Trading (Thailand) Company Ltd., a manganese mining company based out of Thailand.  Prior to joining Mei Yuan Trading (Thailand) Company Ltd. in November, 2008, he founded Sky Base Industry, a health food and skin care cosmetic distribution business in Malaysia, and served as its managing director from January, 2008 to December, 2009.  From 2007 to December, 2008, Mr. Lim was the owner of Miki Video, the largest video store in northern Malaysia.  Mr. Lim is fluent in Malay, Chinese, Thai and English.  We believe that Mr. Lim’s diversified financial and business experience and familiarity with the Southeast Asian business environment qualifies him to serve as our director.

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

Director Nominations

As of October 31, 2012, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended October 31, 2012, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended October 31, 2012 and October 31, 2011 to (i) our Chief Executive Officer (principal executive officer), (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers on October 31, 2012 whose total compensation was in excess of $100,000, and (iii) up to two additional individuals who would have been within the two-other-most-highly compensated but were not serving as executive officers on October 31, 2012.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Kok Cheang Lim (1)	2012	0	0	0	0	0
(Chief Executive Officer, President, Chief Financial Officer, Secretary)	2011	0	0	0	0	0

 ___________________________
(1)	Kok Cheang Lim was appointed to serve as our Chief Executive Officer, President, Chief Financial Officer, Secretary and the sole member of our board of directors on December 31, 2010.

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

Compensation of Directors

During our fiscal year ended October 31, 2012, we did not provide compensation to our director for serving as our director.  We currently have no formal plan for compensating our director for his services in his capacity as director, although we may elect to issue stock options to such person from time to time.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

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

Compensation Committee Report

Our board of directors has reviewed and discussed the Compensation Discussion and Analysis in this report with management.  Based on its review and discussion with management, the board of directors recommended that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended October 31, 2012.  The material in this report is not deemed filed with the SEC and is not incorporated by reference in any of our filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made on, before, or after the date of this Report on Form 10-K and irrespective of any general incorporation language in such filing.

Submitted by the sole member of the board of directors:
Kok Cheang Lim

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 9, 2013, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner(1)	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock(2)
Kok Cheang Lim (3)	1,219,450	18.8%
Wijaya Senta (4)	1,317,699	20.3%
Changhai Fu (5)	1,219,449	18.8%
Swe Poo Tan (5)	1,219,449	18.8%

All executive officers and directors as a group (one person)	1,219,450	18.8%
____________________________

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o MY Group, Inc., 68, Soi Suphaphong 3, Yak 8, Sirinakarn 40 Rd., Nonghob, Praver, 10250 Bangkok, Thailand.
(2)
Applicable percentage ownership is based on 6,487,500 shares of common stock outstanding as of January 9, 2013, together with securities exercisable or convertible into shares of common stock within 60 days of January 9, 2013.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of January 9, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	On December 31, 2010, Kok Cheang Lim was appointed to serve as our Chief Executive Officer, President, Chief Financial Officer, Secretary and the sole member of our board of directors.
(4)
Between December 6, 2012 and December 10, 2012, Wijaya Senta received as a gift an aggregate of 1,317,699 shares of our common stock from unrelated shareholders.  Mr. Senta received his shares on December 19, 2012.

(5)
On April 26, 2011, Kok Cheang Lim gifted to each of Changhai Fu and Xiulan Tang 1,219,449 shares, or an aggregate of 2,438,898 shares, of our common stock.  On December 7, 2012, Xiulan Tang gifted to Swe Poo Tan 1,219,499 shares of our common stock. Mr. Tan received his shares on December 19, 2012.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

For the years ended October 31, 2012 and 2011, Kok Cheang Lim, the sole officer and director of the Company has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to the director as of October 31, 2012 and 2011 was $49,223 and  $64,248, respectively.

For the years ended October 31, 2012 and 2011, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES.

HKCMCPA Company Limited (“HKCM”) serves as our principal independent accounting firm.  All audit work was performed by the full time employees of HKCM.  Our board of directors does not have an audit committee.  The functions customarily delegated to an audit committee are performed by our full board of directors.  Our board of directors approves in advance, all services performed by our auditors.  Our board of directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence, and has approved such services.

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

	October 31, 2012	October 31, 2011

Audit fees	$13,500	$13,500

Audit related fees	-	-

Tax fees	-	-

All other fees	-	-

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

No financial statement schedules are included because such schedules are not applicable, are not required, or because required information is included in the consolidated financial statements or notes thereto.
Financial Statement Schedules

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

MY GROUP, INC.
(Registrant)

By:	/s/Kok Cheang Lim
Kok Cheang Lim
President and Chief Executive Officer

Dated:	January 11, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kok Cheang Lim	President, Chief Executive Officer
Kok Cheang Lim	Chief Financial Officer and Director	January 11, 2013
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)