Form 10-Q
period 2013-01-31
ROYALE GROUP HOLDING, INC.
filed 2013-03-13
CIK 1383145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-1399326

ROYALE GROUP HOLDING, INC.
(Previously, MY GROUP, INC.)
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

As of March 6, 2013, the issuer had outstanding 6,487,500 shares of common stock.

PART I    FINANCIAL INFORMATION

ITEM 1  Financial Statements

ROYALE GROUP HOLDING, INC.
(Formerly MY Group, Inc.)
CONDENSED BALANCE SHEETS
AS OF JANUARY 31, 2013 AND OCTOBER 31, 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2013	October 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loan from a director	$131,948	$113,471
Accounts payables and accrued liabilities	12,517	10,244

Total liabilities	144,465	123,715

Stockholders’ deficit:
Preferred stock, 500,000,000 authorized preferred shares of $0.001 par value as of 1/31/2013; 50,000,000 authorized preferred shares of $0.001 par value as of 10/31/2012,none issued and outstanding	-	-
Common stock, 3,000,000,000 authorized common shares of $0.001 par value as of 1/31/2013; 500,000,000 authorized preferred shares of $0.001 par value as of 10/31/2012, 6,487,500 shares issued and outstanding, respectively	6,488	6,488
Additional paid-in capital	78,559	78,559
Accumulated deficit	(229,512)	(208,762)

Total stockholders’ deficit	(144,465)	(123,715)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to condensed financial statements.

ROYALE GROUP HOLDING, INC.
(Formerly MY Group, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended January 31,
	2013	2012

Revenues, net	$-	$-

Cost of revenue	-	-

Gross profit	-	-

Operating expenses:
General and administrative	20,750	22,334
Total operating expenses	(20,750)	(22,334)

OPERATING LOSS	(20,750)	(22,334)

Income tax expense	-	-

NET LOSS	$(20,750)	$(22,334)

Net loss per share – Basic and diluted	$(0.003)	$(0.003)

Weighted average common shares outstanding – Basic and diluted	6,487,500	6,487,500

See accompanying notes to condensed financial statements.

ROYALE GROUP HOLDING, INC.
(Formerly MY Group, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JANUARY 31, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Three months ended January 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(20,750)	$(22,334)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Other payables and accrued liabilities	2,273	(3,294)
Net cash used in operating activities	(18,477)	(25,628)

Cash flows from financing activities:
Loan from a director	18,477	25,628
Net cash provided by financing activities	18,477	25,628

Net change in cash and cash equivalents	-	-

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENT, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed financial statements.

NOTE－1	BASIS OF PRESENTATION

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

In the opinion of management, the balance sheet as of October 31, 2012 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2013 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2012.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

Royale Group Holding, Inc. (formerly MY Group, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on August 25, 2006. We were initially formed as an exploration stage mining company. In September 2010, we ceased its mining business, and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915. On May 17, 2011, we changed our name to MY Group, Inc. and increased our authorized capital to consist of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. On February 27, 2013, we changed to the current name and increased our authorized capital to consist of 3,000,000,000 shares of common stock, par value $0.001, and 500,000,000 shares of preferred stock, par value $0.001.

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

As of January 31, 2013, the Company has sustained continuous loss since inception resulting in an accumulated deficiency of $229,512 and further losses are anticipated in the development of its new business opportunities. Currently, the Company has been provided working capital by a director and is seeking the suitable acquisition/merger opportunities. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the financial support of shareholders. Management believes that these actions will enable the Company to continue its operations in the next twelve months.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended January 31, 2013. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

NOTE－5	LOAN FROM A DIRECTOR

As of January 31, 2013, loan from a director represented temporary borrowing for the Company’s working capital purposes from a director, which was unsecured and interest-free, with no fixed terms of repayment. The imputed interest on the loan from director was not significant.

NOTE－6	INCOME TAXES

As of January 31, 2013, the Company incurred $229,512 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $80,323 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－7	STOCKHOLDERS’ DEFICIT

On February 27, 2013, the Company amended its Articles of Incorporation to increase its authorized common stock, par value $0.001 from 500,000,000 shares to 3,000,000,000 shares, and to increase the Company’s authorized preferred stock, par value $0.001, from 50,000,000 shares to 500,000,000 shares

NOTE－8	RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2013, Kok Cheang Lim, the sole officer and director of the Company has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to the director as of January 31, 2013 is $131,948.

For the three months ended January 31, 2013, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE－9	SUBSEQUENT EVENTS

On February 27, 2013, we amended our Articles of Incorporation to change our name to Royale Group Holding, Inc. and increase our authorized capital stock to 3.5 billion shares, consisting of 3 billion shares of common stock and 500 million shares of preferred stock.  Our trading symbol was changed from MYGP to ROGP.

We evaluated subsequent events through the date the financial statements were issued and filed with this Form 10-Q. Except as set forth above, there were no subsequent events that required recognition or disclosure.

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

On February 27, 2013, we changed our name to Royale Group Holding, Inc. and increased our authorized capital stock to 3.5 billion shares, consisting of 3 billion shares of common stock and 500 million shares of preferred stock.  Our trading symbol was changed from MYGP to ROGP.

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

Results of Operations

Comparison of the three-month period ended January 31, 2013 and 2012

Revenue.  We are a shell company that has not yet generated any revenues.

General and administrative expenses.  General and administrative expenses were $20,750 for the three-month period ended January 31, 2013, a decrease of $1,584 or approximately 7.1%, compared to operating expenses of $22,334 for the three-month period ended January 31, 2012.  The decrease in general and administrative expenses is attributable to decreases in professional fees, transfer agent fees and general administrative costs.

Business Operations Overview

              Net Loss.   Our net loss was $20,750 for the three-month period ended January 31, 2013, as compared to a net loss of $22,334 for the three-month period ended January 31, 2012.  The decrease in net loss is attributable to decreases in professional fees, transfer agent fees and general administrative costs.  Net losses were due to general and administrative expenses as we are a shell company that has not yet generated any revenue.

Liquidity and Capital Resources

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $229,512 as of January 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company acquiring a business and generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from our sole director and or private placement of common stock.

Sources of Liquidity.  Our current liabilities were $144,465 as of January 31, 2013, compared to $100,360 as of January 31, 2012.  Loans from our director comprised of $131,948 and $89,876, or approximately 91.3% and 89.6%, respectively, of the current liabilities as of January 31, 2013 and 2012, respectively.  The balance of the current liabilities are attributable to miscellaneous accounts payables and liabilities of third party vendors.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $18,477, which includes a net loss of $20,750 and an increase in other payables and accrued liabilities of $2,273 for the three months ended January 31, 2013.  For the three months ended January 31, 2012, net cash used in operating activities was $25,628, which includes a net loss of $22,334 and a decrease in other payables and accrued liabilities of $3,294.

Net Cash Used in Investing Activities. There was no cash used in investing activities for the three months period ended January 31, 2013 and 2012.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $18,477 for the three months period ended January 31, 2013, as compared to $25,628 for the same period ended January 31, 2012.  Net cash provided by financing activities in both periods consisted of proceeds from loans from our director for payments made to third parties on behalf of the Company.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying unaudited financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America.  However, in the opinion of management, the accompanying unaudited financial statements contain all normal and recurring adjustments necessary to present fairly the financial position of the Company as of January 31, 2013, and the related statements of operations and cash flows for the interim period then ended.  The balance sheet amounts as of October 31, 2012 were derived from audited financial statements. For further information, refer to the audited financial statements and related disclosures that were filed by the Company with the Securities and Exchange Commission on Form 10-K for the fiscal year ended October 31, 2012 on January 14, 2013.  The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended January 31, 2013. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this periodic report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of January 31, 2013, the Company's disclosure controls and procedures were not effective.

             A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified several material weaknesses in our internal control over financial reporting as of October 31, 2012, which were described in our Annual Report on Form 10-K filed with the SEC on January 14, 2013, or our Annual Report.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended January 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Articles of Incorporation together with Amendment to Certificate of Incorporation*
3.2	Bylaws (1)
4.1	Form of common stock certificate (1)
31.1	Certification of Chief Executive Officer and Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL INSTANCE DOCUMENT*
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*
*  Filed herewith.
(1) Incorporated herein by reference from the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on December 14, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROYALE GROUP HOLDING, INC.

	By:	/s/Kok Cheang Lim
Kok Cheang Lim
President, Chief Executive Officer and
Chief Financial Officer
Date: March 13, 2013