Form 10-Q
period 2013-04-30
ROYALE GROUP HOLDING, INC.
filed 2013-06-13
CIK 1383145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2013

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

As of June 6, 2013, the issuer had outstanding 6,487,500 shares of common stock.

PART I    FINANCIAL INFORMATION

ITEM 1  Financial Statements

ROYALE GROUP HOLDING, INC.
(Formerly MY Group, Inc.)
CONDENSED BALANCE SHEETS
AS OF APRIL 30, 2013 AND OCTOBER 31, 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	April 30, 2013	October 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loan from a director	$156,114	$113,471
Accounts payables and accrued liabilities	13,353	10,244

Total liabilities	169,467	123,715

Stockholders’ deficit:
Preferred stock, 500,000,000 authorized preferred shares of $0.001 par value, none issued and outstanding	-	-
Common stock, 3,000,000,000 authorized common shares of $0.001 par value, 6,487,500 shares issued and outstanding, respectively	6,488	6,488
Additional paid-in capital	78,559	78,559
Accumulated deficit	(254,514)	(208,762)

Total stockholders’ deficit	(169,467)	(123,715)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to condensed financial statements.

ROYALE GROUP HOLDING, INC.
(Formerly MY Group, Inc.)
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2013	2012	2013	2012

Revenues, net	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	25,002	2,944	45,752	25,278
Total operating expenses	(25,002)	(2,944)	(45,752)	(25,278)

OPERATING LOSS	(25,002)	(2,944)	(45,752)	(25,278)

Income tax expense	-	-	-	-

NET LOSS	$(25,002)	(2,944)	(45,752)	(25,278)

Net loss per share – Basic and diluted	$(0.004)	$(0.000)	$(0.007)	$(0.004)

Weighted average common shares outstanding – Basic and diluted	6,487,500	6,487,500	6,487,500	6,487,500

See accompanying notes to condensed financial statements.

ROYALE GROUP HOLDING, INC.
(Formerly MY Group, Inc.)
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED APRIL 30, 2013 AND 2012
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Six months ended April 30,
	2013	2012

Cash flows from operating activities:
Net loss	$(45,752)	$(25,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Other payables and accrued liabilities	3,109	(2,238)
Net cash used in operating activities	(42,643)	(27,516)

Cash flows from financing activities:
Loan from a director	42,643	27,516
Net cash provided by financing activities	42,643	27,516

Net change in cash and cash equivalents	-	-

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENT, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed financial statements.

ROYALE GROUP HOLDING, INC.
(Formerly MY Group, Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2013
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

In the opinion of management, the balance sheet as of October 31, 2012 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended April 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2013 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2012.

NOTE－2	ORGANIZATION AND BUSINESS BACKGROUND

Royale Group Holding, Inc. (formerly MY Group, Inc.) (the “Company”) was incorporated under the laws of the State of Nevada on August 25, 2006. We were initially formed as an exploration stage mining company. In September 2010, we ceased its mining business, and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915. On May 17, 2011, we changed our name to MY Group, Inc. and increased our authorized capital to consist of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. On 11 January 2013, we changed to the current name and increased our authorized capital to consist of 3,000,000,000 shares of common stock, par value $0.001, and 500,000,000 shares of preferred stock, par value $0.001.

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

As of April 30, 2013, the Company has sustained continuous loss since inception resulting in an accumulated deficiency of $254,514 and further losses are anticipated in the development of its new business opportunities. Currently, the Company has been provided working capital by a director and is seeking the suitable acquisition/merger opportunities. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the financial support of shareholders. Management believes that these actions will enable the Company to continue its operations in the next twelve months.

ROYALE GROUP HOLDING, INC.
(Formerly MY Group, Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2013
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

Since September 2010, we ceased our mining business and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915. We are currently considered as a shell company.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended April 30, 2013. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

ROYALE GROUP HOLDING, INC.
(Formerly MY Group, Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2013
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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

ROYALE GROUP HOLDING, INC.
(Formerly MY Group, Inc.)
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED APRIL 30, 2013
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－5	LOAN FROM A DIRECTOR

As of April 30, 2013, loan from a director represented temporary borrowing for the Company’s working capital purposes from a director, which was unsecured and interest-free, with no fixed terms of repayment. The imputed interest on the loan from director was not significant.

NOTE－6	INCOME TAXES

As of April 30, 2013, the Company incurred $254,514 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $86,535 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－7	STOCKHOLDERS’ DEFICIT

On January 11, 2013, the Company amended its Articles of Incorporation to increase its authorized common stock, par value $0.001 from 500,000,000 shares to 3,000,000,000 shares, and to increase the Company’s authorized preferred stock, par value $0.001, from 50,000,000 shares to 500,000,000 shares

NOTE－8	RELATED PARTY TRANSACTIONS

For the three and six months ended April 30, 2013, Kok Cheang Lim, the sole officer and director of the Company has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to the director as of April 30, 2013 is $156,114.

For the three and six months ended April 30, 2013, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

Results of Operations

Comparison of the three-month period ended April 30, 2013 and 2012

Revenue.  We are a shell company that has not yet generated any revenues.

General and administrative expenses.  General and administrative expenses were $25,002 for the three-month period ended April 30, 2013, an increase of $22,058 or approximately 749% compared to general and administrative expenses of $2,944 for the three-month period ended April 30, 2012.  The increase in general and administrative expenses is attributable to increases in professional fees associated with the recent name change, transfer agent fees and general administrative costs.

Business Operations Overview

              Net Loss.   Our net loss was $25,002 for the three-month period ended April 30, 2013 as compared to a net loss of $2,944 for the three-month period ended April 30, 2012.  The increase in net loss is attributable to increases in professional fees associated with the recent name change, transfer agent fees and general administrative costs.  Net losses were due to general and administrative expenses as we are a shell company that has not yet generated any revenue.

Comparison of the six-month period ended April 30, 2013 and 2012

Revenue.  We are a shell company that has not yet generated any revenues.

General and administrative expenses.  General and administrative expenses were $45,752 for the six months ended April 30, 2013, an increase of $20,474 or approximately 81% compared to operating expenses of $25,278 for the six months ended April 30, 2012.  The increase in general and administrative expenses is attributable to increases in professional fees associated with the recent name change, transfer agent and general administrative costs.

Business Operations Overview

              Net Loss.   Our net loss was $45,752 for the six months ended April 30, 2013, as compared to a net loss of $25,278 for the same period ended April 30, 2012.  The increase in net is attributable to increases in professional fees associated with the recent name change, transfer agent and general administrative costs.

Liquidity and Capital Resources

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $254,514 as of April 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company acquiring a business and generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from our sole director and or private placement of common stock.

Sources of Liquidity.  Our current liabilities were $169,467 as of April 30, 2013 compared to $103,304 as of April 30, 2012.  Loans from our director comprised of $156,114 and $91,764, or approximately 92.1% and 88.8%, respectively, of the current liabilities as of April 31, 2013 and 2012, respectively.  The balance of the current liabilities are attributable to miscellaneous accounts payables and liabilities of third party vendors.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $42,643, which includes a net loss of $45,752 and an increase in other payables and accrued liabilities of $3,109 for the six months ended April 30, 2013.  For the six months ended April 30, 2012, net cash used in operating activities was $27,516, which included a net loss of $25,278 and a decrease in other payables and accrued liabilities of $2,238.

Net Cash Used in Investing Activities. There was no cash used in investing activities for the six month period ended April 30, 2013 and 2012.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $42,643 and $27,516 for the six month period ended April 30, 2013, and 2012, respectively.  Net cash provided by financing activities for both periods consisted of loans from our director for payments made to third parties on behalf of the Company.

Off-Balance Sheet Arrangements

We have no outstanding off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts.  We do not engage in trading activities involving non-exchange traded contracts.

Critical Accounting Policies and Estimates

●	Shell company

Since September 2010, we ceased our mining business and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915. We are currently considered as a shell company.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended April 30, 2013. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of these disclosure requirements did not have a material impact on the Company’s consolidated financial statements.

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this periodic report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of April 30, 2013, the Company's disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended April 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
*  Filed herewith.
(1)  Incorporated herein by reference from the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on March 13, 2013.
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
Date: June 13, 2013