Form 10-Q
period 2013-07-31
ROYALE GROUP HOLDING, INC.
filed 2013-09-11
CIK 1383145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-1399326

ROYALE GROUP HOLDING, INC.

(Previously “MY GROUP, INC.”)

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	20-5913810
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

68, Soi Suphaphong 3

Yak 8, Sirinakarn 40 Road

Nonghob, Praver, 10250 Bangkok, Thailand

Telephone:  + 66 8 3184 9191

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]      No [   ]

As of September 2, 2013, the issuer has 6,487,500 shares of common stock issued and outstanding.

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

ITEM 1	Financial Statements	3

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk	15

ITEM 4	Controls and Procedures	15

PART II	OTHER INFORMATION	3

ITEM 1	Legal Proceedings	16

ITEM 1A	Risk Factors	16

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds	16

ITEM 3	Defaults upon Senior Securities	16

ITEM 4	(Removed and Reserved)	16

ITEM 5	Other Information	16

ITEM 6	Exhibits	16

SIGNATURES		17

PART I    FINANCIAL INFORMATION

ITEM 1  Financial Statements

ROYALE GROUP HOLDING, INC.

(Formerly MY Group, Inc.)

INDEX TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Condensed Balance Sheets as of July 31, 2013 and October 31, 2012 (Audited)

Condensed Statements of Operations for the Three and Nine Months ended July 31, 2013 and 2012

Condensed Statements of Cash Flows for the Nine Months ended July 31, 2013 and 2012

Notes to Condensed Financial Statements

ROYALE GROUP HOLDING, INC.

(Formerly MY Group, Inc.)

CONDENSED BALANCE SHEETS

AS OF JULY 31, 2013 AND OCTOBER 31, 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	July 31, 2013	October 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Loan from a director	$186,031	$113,471
Accounts payables and accrued liabilities	12,729	10,244

Total liabilities	198,760	123,715

Stockholders’ deficit:
Preferred stock, 500,000,000 authorized preferred shares of $0.001 par value, none issued and outstanding	-	-
Common stock, 3,000,000,000 authorized common shares of $0.001 par value, 6,487,500 shares issued and outstanding, respectively	6,488	6,488
Additional paid-in capital	78,559	78,559
Accumulated deficit	(283,807)	(208,762)

Total stockholders’ deficit	(198,760)	(123,715)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

See accompanying notes to condensed financial statements.

ROYALE GROUP HOLDING, INC.

(Formerly MY Group, Inc.)

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2013	2012	2013	2012

Revenues, net	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	29,293	3,592	75,045	28,870
Total operating expenses	(29,293)	(3,592)	(75,045)	(28,870)

OPERATING LOSS	(29,293)	(3,592)	(75,045)	(28,870)

Income tax expense	-	-	-	-

NET LOSS	$(29,293)	(3,592)	(75,045)	(28,870)

Net loss per share – Basic and diluted	$(0.005)	$(0.001)	$(0.012)	$(0.004)

Weighted average common shares outstanding – Basic and diluted	6,487,500	6,487,500	6,487,500	6,487,500

See accompanying notes to condensed financial statements.

ROYALE GROUP HOLDING, INC.

(Formerly MY Group, Inc.)

CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended July 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(75,045)	$(28,870)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Other payables and accrued liabilities	2,485	(7,995)
Net cash used in operating activities	(72,560)	(36,865)

Cash flows from financing activities:
Loan from a director	72,560	36,865
Net cash provided by financing activities	72,560	36,865

Net change in cash and cash equivalents	-	-

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD	-	-

CASH AND CASH EQUIVALENT, END OF PERIOD	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed financial statements.

ROYALE GROUP HOLDING, INC.

(Formerly MY Group, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013

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

In the opinion of management, the balance sheet as of October 31, 2012 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2013 or for any future period.

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

On July 9, 2013, the Company formed two wholly owned subsidiary companies, RGF Investment Limited and Doventure Investment Limited, in Hong Kong.

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

As of July 31, 2013, the Company has sustained continuous loss since inception resulting in an accumulated deficiency of $283,807 and further losses are anticipated in the development of its new business opportunities. Currently, the Company has been provided working capital by a director and is seeking the suitable acquisition/merger opportunities. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the financial support of shareholders. Management believes that these actions will enable the Company to continue its operations in the next twelve months.

ROYALE GROUP HOLDING, INC.

(Formerly MY Group, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and nine months ended July 31, 2013. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

●

Foreign currencies translation

ROYALE GROUP HOLDING, INC.

(Formerly MY Group, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013

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

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of these disclosure requirements did not have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. ASU 2013-11 will be effective for us beginning in the first quarter of fiscal 2014. Early adoption is permitted. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, The Company does not expect its adoption to have an impact on the Company’s financial position or results of operations.

ROYALE GROUP HOLDING, INC.

(Formerly MY Group, Inc.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

NOTE－5

LOAN FROM A DIRECTOR

As of July 31, 2013, loan from a director represented temporary borrowing for the Company’s working capital purposes from a director, which was unsecured and interest-free, with no fixed terms of repayment. The imputed interest on the loan from director was not significant.

NOTE－6

INCOME TAXES

As of July 31, 2013, the Company incurred $283,807 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2033, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $96,494 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

NOTE－7

STOCKHOLDERS’ DEFICIT

On January 11, 2013, the Company amended its Articles of Incorporation to increase its authorized common stock, par value $0.001 from 500,000,000 shares to 3,000,000,000 shares, and to increase the Company’s authorized preferred stock, par value $0.001, from 50,000,000 shares to 500,000,000 shares

NOTE－8

RELATED PARTY TRANSACTIONS

For the three and nine months ended July 31, 2013, Kok Cheang Lim, the sole officer and director of the Company has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to the director as of July 31, 2013 is $186,031.

For the three and nine months ended July 31, 2013, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

On July 9, 2013, we formed two wholly owned subsidiary companies, RGF Investment Limited and Doventure Investment Limited, in Hong Kong.

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

Results of Operations

For the Three Months Ended July 31, 2013 and July 31, 2012

Revenue

We are a shell company that has not yet generated any revenue.

General and administrative expenses.

 General and administrative expenses were $29,293 for the three months ended July 31, 2013, an increase of $25,701 or approximately 715% compared to general and administrative expenses of $3,592 for the three months ended July 31, 2012.  The increase in general and administrative expenses is attributable to increases in professional fees, transfer agent fees and general administrative costs.

 Net Loss.

Our net loss was $29,293 for the three months ended July 31, 2013 as compared to a net loss of $3,592 for the three months ended July 31, 2012.  The increase in net loss is attributable to increases in professional fees, transfer agent fees and general administrative costs.  Net losses were due to general and administrative expenses as we are a shell company that has not yet generated any revenue.

For the Nine Months ended July 31, 2013 and July 31, 2012

Revenue.

We are a shell company that has not yet generated any revenues.

General and administrative expenses.

General and administrative expenses were $75,045 for the nine months ended July 31, 2013, an increase of $46,175 or approximately 160% compared to operating expenses of $28,870 for the nine months ended July 31, 2012.  The increase in general and administrative expenses is attributable to increases in professional fees, transfer agent fees and general administrative costs.

Net Loss.

Our net loss was $75,045 for the nine months ended July 31, 2013, as compared to a net loss of $28,870 for the same period ended July 31, 2012.  The increase in net is attributable to increases in professional fees, transfer agent fees and general administrative costs.

Liquidity and Capital Resources

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $283,807 as of July 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company acquiring a business and generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from our sole director and or private placement of common stock.

Sources of Liquidity .

Our current liabilities were $198,760 as of July 31, 2013 compared to $106,896 as of July 31, 2012.  Loans from our director comprised of $186,031 and $101,113, or approximately 93.5% and 94.5%, respectively, of the current liabilities as of July 31, 2013 and 2012, respectively.  The balance of the current liabilities are attributable to miscellaneous accounts payables and liabilities of third party vendors.

Net Cash Used In Operating Activities .

Net cash used in operating activities was $72,560, which includes a net loss of $75,045 and an increase in other payables and accrued liabilities of $2,485 for the nine months ended July 31, 2013.  For the nine months ended July 31, 2012, net cash used in operating activities was $36,865, which included a net loss of $28,870 and a decrease in other payables and accrued liabilities of $7,995.

Net Cash Used in Investing Activities .

There was no cash used in investing activities for the nine month period ended July 31, 2013 and 2012.

Net Cash Provided By Financing Activities .

Net cash provided by financing activities was $72,560 and $36,865 for the nine months ended July 31, 2013, and 2012, respectively.  Net cash provided by financing activities for both periods consisted of loans from our director for payments made to third parties on behalf of the Company.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended July 31, 2013. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance requiring an entity to disclose additional information about reclassifications out of accumulated other comprehensive income, including (1) changes in accumulated other comprehensive income balances by component and (2) significant items reclassified out of accumulated other comprehensive income and the effect on the respective line items in net income if the amounts are required to be reclassified in their entirety to net income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. The new guidance is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of these disclosure requirements did not have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740)-Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”). ASU 2013-11 provides guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carryforward that would apply in settlement of the uncertain tax positions. ASU 2013-11 will be effective for us beginning in the first quarter of fiscal 2014. Early adoption is permitted. Since ASU 2013-11 only impacts financial statement disclosure requirements for unrecognized tax benefits, The Company does not expect its adoption to have an impact on the Company’s financial position or results of operations.

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this periodic report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of July 31, 2013, the Company's disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended July 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Date: September 10, 2013