Form 10-K
period 2013-10-31
ROYALE GLOBE HOLDING INC.
filed 2014-01-28
CIK 1383145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number:  333-1399326

Royale Globe Holding Inc

Formerly “Royale Group Holding Inc”

 (Exact name of registrant as specified in its charter)

NEVADA	20-5913810
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

68, Soi Suphaphong 3 Yak 8, Sirinakarn 40 Road Nonghob, Praver, 10250 Bangkok, Thailand	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  + 66-02-330-8807

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Shares, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No  [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No  [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]   No  [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ X ]                               No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  S

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[ X ]

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ X ] No  [ ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at January 9, 2014
Common Stock, $.001 par value per share	11,487,500 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

F-2

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

ITEM 1. DESCRIPTION OF BUSINESS.

We were incorporated under the laws of the State of Nevada on August 25, 2006, as Rohat Resources, Inc.  Effective May 2, 2011, we changed our name to MY Group, Inc.  On January 28, 2013, we changed name to Royale Group Holding, Inc. On December 4, 2013, we filed a Certificate of Amendment of Articles of Incorporation with the State of Nevada to change the name to Royale Globe Holding Inc., pending FINRA’s approval. Our securities are listed on the Over-the-Counter Bulletin Board under the symbol ROGP.  We are a shell company with no or nominal operations.  We are actively considering various acquisition targets and other business opportunities.  We hope to acquire one or more operating businesses or consummate a business opportunity within the next twelve months.

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

On January 28, 2013, we changed our name to Royale Group Holding, Inc and our stock symbol to ROGP.

On October 15, 2013, we appointed Yupa Sathapornjariya and Tan Swe Poo as the new members of the Board of Directors. We appointed Yupa Sathapornjariya as the Chairman of the Board, Tan Swe Poo as the Secretary and Yupa Sathapornjariya as the Treasurer of the Company. We appointedTan Swe Poo as the Chief Executive Officer of the Company and Yupa Sathapornjariya as the Chief Financial Officer of the Company.

On October 15, 2013, the Board of Directors accepted Kok Cheang Lim’s resignation from all positions he holds in the Company, including board director, the Chairman of the Board, the President, the Secretary and the Treasurer of the Company, the Chief Executive Officer and the Chief Financial Officer of the Company, effective immediately.

Yupa Sathapornjariya, age 24, is a Thailand citizen. She earned a Bachelor’s degree from Chiangrai Rajabhat University and Yuxi Normal University. From 2011 to 2012, she worked at ABB Place and from 2013 to present, she worked at Edison Thailand.

Tan Swe Poo, age 54, is a Malaysian citizen. He earned a number of higher level degrees including PhD and Masters from UK, US and Malaysian universities and has worked for more than 30 years as a businessman.

On December 16, 2013, Chaw Eng Neng was appointed the new member of the Board of Directors and the Chief Operating Officer of the Company. Ng Wei Siong was appointed the new member of the Board of Directors and the Chief Marketing Officer of the Company.

Chaw Eng Neng, age 30, a Malaysian citizen. He has involved in finance and banking industry experience having worked with CitiBank and thereafter HSBC in both the marketing and business development departments since 2002. Since year 2006 he has worked with a Multi-national Forex brokerage company from UK. Since 2010 he has been working with a Multi-national online forex brokerage as Vice-president. He is also an owner of Chinese restaurant chains.

Ng Wei Siong, age 30, a Malaysian citizen. He graduated from Inti College Nilai, Malaysia with a Diploma of Hospitality and Tourism in 2003. From 2004 to 2006, he was the Credit Card Sales Officer of HSBC Sales & Marketing Department. From 2006 to 2010, he was the independent distributor of RZ Corporation SdnBhd. From 2011 to present, he was a Forex Introducing Broker. He traded, invested and became introducing broker and master affiliate with few international brokerage house like FX Primus and Maxim Capital Ltd NZ.

On January 9, 2014, FINRA approved our name change to Royale Globe Holding Inc.

Insurance

We do not currently maintain property, business interruption and casualty insurance.  We intend to obtain such insurance in accordance with customary industry practices of the jurisdiction of the target company upon the acquisition of a target company or the consummation of a business opportunity.

Employees

We do not have any employees.

Corporation Information

Our principal executive offices are located at 68, Soi Suphaphong 3, Yak 8, Sirinakarn 40 Rd., Nonghob, Praver, 10250 Bangkok, Thailand, Telephone No +66-02-330-8807,

ITEM 1A.  RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 68, Soi Suphaphong 3, Yak 8, Sirinakarn 40 Rd., Nonghob, Praver, 10250 Bangkok, Thailand, Telephone No.:+ 66-02-330-8807,Our premises are provided to us on a rent-free basis by our former Chief Executive Officer Kok Cheang Lim.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information

Shares of our common stock are quoted on the OTCBB under the symbol “ROGP”.

The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2012 and 2013. Such high and low bid information reflects inter-dealer quotes, without retail markup, markdown or commissions and may not represent actual transactions.

Year Ended October 31, 2013
	High	Low
Quarter ended October 31	$0.15	$0.07
Quarter ended July 31	0.15	0.15
Quarter ended April 30	0.21	0.15
Quarter ended January 31	0.20	0.20

Year Ended October 31, 2012
	High	Low
Quarter ended October 31	$0.20	$0.20
Quarter ended July 31	0.20	0.20
Quarter ended April 30	0.20	0.13
Quarter ended January 31	2.00	0.01

(b)  Approximate Number of Holders of Common Stock

As of December 19, 2013, there were 10 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended October 31, 2013, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:   None.

ITEM 6.   SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended October 31, 2013 and 2012.  The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

On January 28, 2013, we changed our name to Royale Group Holding, Inc and our stock symbol to ROGP.

On October 15, 2013, we appointed Yupa Sathapornjariya and Tan Swe Poo as the new members of the Board of Directors. We appointed Yupa Sathapornjariya as the Chairman of the Board, Tan Swe Poo as the Secretary and Yupa Sathapornjariya as the Treasurer of the Company. We appointedTan Swe Poo as the Chief Executive Officer of the Company and Yupa Sathapornjariya as the Chief Financial Officer of the Company.

On October 15, 2013, the Board of Directors accepted Kok Cheang Lim’s resignation from all positions he holds in the Company, including board director, the Chairman of the Board, the President, the Secretary and the Treasurer of the Company, the Chief Executive Officer and the Chief Financial Officer of the Company, effective immediately.

Yupa Sathapornjariya, age 24, is a Thailand citizen. She earned a Bachelor’s degree from Chiangrai Rajabhat University and Yuxi Normal University. From 2011 to 2012, she worked at ABB Place and from 2013 to present, she worked at Edison Thailand.

Tan Swe Poo, age 54, is a Malaysian citizen. He earned a number of higher level degrees including PhD and Masters from UK, US and Malaysian universities and has worked for more than 30 years as a businessman.

On December 16, 2013, Chaw Eng Neng was appointed the new member of the Board of Directors and the Chief Operating Officer of the Company. Ng Wei Siong was appointed the new member of the Board of Directors and the Chief Marketing Officer of the Company.

Chaw Eng Neng, age 30, a Malaysian citizen. He has involved in finance and banking industry experience having worked with CitiBank and thereafter HSBC in both the marketing and business development departments since 2002. Since year 2006 he has worked with a Multi-national Forex brokerage company from UK. Since 2010 he has been working with a Multi-national online forex brokerage as Vice-president. He is also an owner of Chinese restaurant chains.

Ng Wei Siong, age 30, a Malaysian citizen. He graduated from Inti College Nilai, Malaysia with a Diploma of Hospitality and Tourism in 2003. From 2004 to 2006, he was the Credit Card Sales Officer of HSBC Sales & Marketing Department. From 2006 to 2010, he was the independent distributor of RZ Corporation SdnBhd. From 2011 to present, he was a Forex Introducing Broker. He traded, invested and became introducing broker and master affiliate with few international brokerage house like FX Primus and Maxim Capital Ltd NZ.

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

Results of Operations

Comparison of fiscal years ended October 31, 2013 and October 31, 2012

Revenue.  We are a shell company that has not yet generated any revenues.

Operating Expenses.  General and administrative expenses were $112,626 for the year ended October 31, 2013, an increase of $66,937 or approximately 146% compared to operating expenses of $45,689 for the year ended October 31, 2012.  The increase in general and administrative expenses is attributable to increase in professional service fees incurred in connection with complying with public company requirements.  General and administrative expenses are comprised of professional fees, transfer agent and general administrative costs.

Our auditors expressed their doubt about our ability to continue as a going concern unless we are able to raise additional capital and ultimately to generate profitable operations.

Business Operations Overview

              Net Loss.   Our net loss was $112,626 for the year ended October 31, 2013 as compared to a net loss of $45,689 for the year ended October 31, 2012, representing an increase of $66,937 or approximately 146%.  The increase in net loss is attributable to increase in professional service fees incurred in connection with complying with public company requirements.  General and administrative expenses are comprised of professional fees, transfer agent and general administrative costs.

Liquidity and Capital Resources

Sources of Liquidity.  Our cash and cash equivalents at October 31, 2013, and 2012 was $392,160 and $0. Our current liabilities were $241,501 as of October 31, 2013 compared to $123,715 as of October 31, 2012.  Loans from our former director comprised of $235,772 and $113,471, or approximately 97.6% and 91.8%, respectively, of the current liabilities as of October 31, 2013 and 2012, respectively.  The balance of the current liabilities are attributable to miscellaneous accounts payables and liabilities of third party vendors.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $117,141 for the year ended October 31, 2013, as compared to $49,223 for the year ended October 31, 2012.  Net cash used in fiscal year 2013 consisted of a net loss of $112,626 and a decrease in accounts payables and accrued liabilities of $4,515.  Net cash used in fiscal year 2012 consisted of a net loss of $45,689, and a decrease in accounts payables and accrued liabilities of $3,534.

 Net Cash (Used in)/Provided by Investing Activities. There was no cash (used in)/provided by investing activities for both the years ended October 31, 2013, and October 31, 2012.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $509,301 for the year ended October 31, 2013, as compared to $49,223 for the year ended October 31, 2012.  Net cash provided by financing activities consisted of the proceeds from the issuance of common stock to a former director and advances from a former director.

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

The financial statements are attached as an Annex to the end of this Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None during the year ended October 31, 2013.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of October 31, 2013, the Company's disclosure controls and procedures were not effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2013.

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

        Our CEO and CFO have conducted an assessment of our internal control over financial reporting as of October 31, 2013.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

             A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of October 31, 2013:

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

             Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2013, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended October 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Yupa Sathapornjariya	24	Director, Chairman of the Board, Treasurer, Chief Financial Officer
Tan Swe Poo	54	Director, Chief Executive Officer
Chaw Eng Neng	30	Director, Chief Operating Officer
Ng Wei Siong	30	Director, Chief Marketing Officer

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Yupa Sathapornjariya, age 24, is a Thailand citizen. She earned a Bachelor’s degree from Chiangrai Rajabhat University and Yuxi Normal University. From 2011 to 2012, she worked at ABB Place and from 2013 to present, she worked at Edison Thailand.

Tan Swe Poo, age 54, is a Malaysian citizen. He earned a number of higher level degrees including PhD and Masters from UK, US and Malaysian universities and has worked for more than 30 years as a businessman.

Chaw Eng Neng, age 30, a Malaysian citizen. He has involved in finance and banking industry experience having worked with CitiBank and thereafter HSBC in both the marketing and business development departments since 2002. Since year 2006 he has worked with a Multi-national Forex brokerage company from UK. Since 2010 he has been working with a Multi-national online forex brokerage as Vice-president. He is also an owner of Chinese restaurant chains.

Ng Wei Siong, age 30, a Malaysian citizen. He graduated from Inti College Nilai, Malaysia with a Diploma of Hospitality and Tourism in 2003. From 2004 to 2006, he was the Credit Card Sales Officer of HSBC Sales & Marketing Department. From 2006 to 2010, he was the independent distributor of RZ Corporation SdnBhd. From 2011 to present, he was a Forex Introducing Broker. He traded, invested and became introducing broker and master affiliate with few international brokerage house like FX Primus and Maxim Capital Ltd NZ.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;
●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or
●	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

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

Director Nominations

As of October 31, 2013, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, during fiscal year ended October 31, 2013, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act except that Great Mission Inc, Yupa Sathapornjariya, Tan Swe Poo, Chaw Eng Neng and Ng Wei Siong have not filed their Form 3,

Code of Ethics

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

The entire board of directors performs the functions that would be performed by a compensation committee.  All of the directors participate in deliberations concerning the compensation paid to executive officers, including Kok Cheang Lim.  The directors determine the compensation of the Company’s executives by assessing the value of each of its executives and collectively determine the amount of compensation required to retain the services of the company’s executives.  We base the amount of compensation for our executives on negotiations between us and the executive.  We did not perform any formal third party benchmarking or other market analysis with respect to the amount of such executive’s compensation

In approving compensation necessary to attract and retain our present executive officers, the board of directors concluded that the salary provided to our executive officer is reasonable considering the nascent stage of development of our business.  The objective of the compensation plan is to provide our executives with competitive remuneration for their skills such that we can retain our personnel for an extended period of time.  We will review our compensation programs from time to time and take Company performance as well as general market conditions into account when implementing our compensation programs.’

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended October 31, 2013 and October 31, 2012

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yupa Sathapornjariya Director, Chairman of the Board, Treasurer, Chief Financial Officer	2013	0	0	0	0	0
	2012	0	0	0	0	0
Tan Swe Poo Director, Chief Executive Officer	2013	0	0	0	0	0
	2012	0	0	0	0	0
Chaw Eng Neng Director, Chief Operating Officer	2013	0	0	0	0	0
	2012	0	0	0	0	0
Ng Wei Siong Director, Chief Marketing Officer	2013	0	0	0	0	0
	2012	0	0	0	0	0

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

Compensation of Directors

During our fiscal year ended October 31, 2013, we did not provide compensation to our director for serving as our director.  We currently have no formal plan for compensating our director for his services in his capacity as director, although we may elect to issue stock options to such person from time to time.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of December 19, 2013, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner(1)	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock(2)
Yupa Sathapornjariya Director, Chairman of the Board, Treasurer, Chief Financial Officer	0	0
Tan Swe Poo Director, Chief Executive Officer	1,219,449	10.62%
Chaw Eng Neng Director, Chief Operating Officer	0	0
Ng Wei Siong Director, Chief Marketing Officer	0	0
All executive officers and directors as a group (one person)	1,219,449	10.62%
Kok Cheang Lim (3)	7,609,149	66.23%
Great Mission Inc(3)	7,537,149	65.61%
All 5% and more stockholder as a group (one person)	7,609,149	66.23%

____________________________

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Royale Globe Holding Inc, 68, Soi Suphaphong 3, Yak 8, Sirinakarn 40 Rd., Nonghob, Praver, 10250 Bangkok, Thailand.
(2)	Applicable percentage ownership is based on11,487,500 shares shares of common stock outstanding as of January 9, 2014, together with securities exercisable or convertible into shares of common stock within 60 days of January 9, 2014. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of January 9, 2014, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3)	Including 7,537,149 shares of common stock transferred to Great Mission Inc, a Vanuatu company controlled by Mr. Lim Kok Cheang, on October 18, 2013. Lim Kok Cheang is the indirect owner of 7,537,149 shares of common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the years ended October 31, 2013 and 2012, Kok Cheang Lim, the former officer and director of the Company has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to the director as of October 31, 2013 and 2012 was $235,772 and  $113,471, respectively.

On July 31, 2013, Senta Wijaya, one former major shareholder transferred all 1,317,699 shares of common stock of the Company, as a gift, to Kok Cheang Lim, the former CEO and former Director of the Company.

On September 19, 2013, we issued 5,000,000 shares of common stock of the Company to  Kok Cheang Lim, the former CEO and Director of the Company, for the price of $0.07 per share. The sale of the 5,000,000 shares is pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of1933.

For the years ended October 31, 2013 and 2012, the Company utilized office space owned by a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

	October 31, 2013	October 31, 2012

Audit fees	$13,500	$13,500

Audit related fees	-	-

Tax fees	-	-

All other fees	-	-

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

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

Dated: January 27, 2014 Royale Globe Holding, Inc. /s/ Tan Swe Poo
Tan Swe Poo Chief Executive Officer

ROYALE GLOBE HOLDING, INC.

(Formerly Royale Group Holding, Inc.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of

Royale Globe Holding, Inc.

(Formerly Royale Group Holding, Inc.)

We have audited the accompanying consolidated balance sheets of Royale Globe Holding, Inc. (“the Company”) as of October 31, 2013 and 2012 and the related consolidated statements of operations, cash flows and changes in stockholders’ deficit for the years ended October 31, 2013 and 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2013 and 2012, and the results of operations and cash flows for the years ended October 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ HKCMCPA Company Limited

HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

January 27, 2014

ROYALE GLOBE HOLDING, INC.

(Formerly Royale Group Holding, Inc.)

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of October 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$392,160	$—
TOTAL ASSETS	$392,160	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amount from a former director	$235,772	$113,471
Accounts payables and accrued liabilities	5,729	10,244

Total liabilities	241,501	123,715

Stockholders’ equity (deficiency):
Preferred stock, 500,000,000 authorized preferred shares of $0.001 par value, none issued and outstanding	—	—
Common stock, 3,000,000,000 authorized common shares of $0.001 par value, 11,487,500 and 6,487,500 shares issued and outstanding as of October 31, 2013 and 2012	11,488	6,488
Additional paid-in capital	460,559	78,559
Accumulated deficit	(321,388)	(208,762)

Total stockholders’ equity (deficiency)	150,659	(123,715)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$392,160	$—

See accompanying notes to consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

(Formerly Royale Group Holding, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS LOSS

FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended October 31,
	2013	2012
REVENUE	$—	$—

COST OF REVENUE	—	—

GROSS PROFIT	—	—

OPERATING EXPENSES:
Selling, general and administrative	112,626	45,689

OPERATING LOSS	(112,626)	(45,689)

Other income	—	—

LOSS BEFORE INCOME TAX	(112,626)	(45,689)

Income tax expense	—	—

NET LOSS	$(112,626)	$(45,689)

Net loss per share – Basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding – Basic and diluted	7,076,541	6,487,500

See accompanying notes to financial statements.

ROYALE GLOBE HOLDING, INC.

(Formerly Royale Group Holding, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”))

	Years ended October 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(112,626)	$(45,689)

Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	(4,515)	(3,534)

Net cash used in operating activities	(117,141)	(49,223)

Cash flows from financing activities:
Issuance of common stock to a former director	387,000	—
Advances from a former director	122,301	49,223

Net cash provided by financing activities	509,301	49,223

NET CHANGE IN CASH AND CASH EQUIVALENTS	392,160	—

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	—	—

CASH AND CASH EQUIVALENTS, END OF YEAR	$392,160	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

See accompanying notes to consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

(Formerly Royale Group Holding, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED OCTOBER 31, 2013 AND 2012

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional paid-in	Accumulated	Total stockholders’
	No of shares	Amount	No of shares	Amount	capital	deficit	deficiency
Balance as of October 31, 2011	—	$—	6,487,500	$6,488	$78,559	$(163,073)	$(78,026)
Net loss for the year	—	—	—	—	—	(45,689)	(45,689)
Balance as of October 31, 2012	—	—	6,487,500	6,488	78,559	(208,762)	(123,715)
Issuance of common stocks to a former director	—	—	5,000,000	5,000	382,000	—	387,000
Net loss for the year	—	—	—	—	—	(112,626)	(112,626)
Balance as of October 31, 2013	—	$—	11,487,500	$11,488	$460,559	$(321,388)	$150,659

See accompanying notes to consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

(Formerly Royale Group Holding, Inc.)

Notes to consolidated financial statements

1.	ORGANIZATION AND BUSINESS BACKGROUND

Royale Globe Holding, Inc., formerly Royale Group Holding, Inc., formerly Rohat Resources, Inc. (the “Company” or “ROGP”) was incorporated under the laws of the State of Nevada on August 25, 2006. We were initially formed as an exploration stage mining company. In September 2010, we ceased our mining business, and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915.

On May 17, 2011, we changed our name from to Rohat Resources, Inc. to MY Group, Inc. and increased our authorized capital to consist of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. On 11 January 2013, we changed to our name to Royale Group Holding, Inc. and increased our authorized capital to consist of 3,000,000,000 shares of common stock, par value $0.001, and 500,000,000 shares of preferred stock, par value $0.001.

On December 26, 2013, we also changed the current name to Royale Globe Holding, Inc.

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

On December 31, 2010, Kwok Keung Liu resigned from his positions as the President of the Company, Chief Executive Officer, Chief Financial Officer and Secretary, and Wan Keung Chak resigned from his position as a member of our Board of Directors.

On December 31, 2010, Kok Cheang Lim was appointed to serve as the President, Chief Executive Officer, Chief Financial Officer, Secretary and the sole member of the Company’s Board of Directors.

On October 15, 2013, Yupa Sathapornjariya was appointed as the Chairman of the Board of Directors, and Chief Financial Officer of the Company. Tan Swe Poo was appointed as the Secretary of the Board and Chief Executive Officer of the Company, effective immediately. Concurrently, Kok Cheang Lim was resigned from all positions he held in the Company.

We are a shell company with no or nominal operations. We are actively considering various acquisition targets and other business opportunities. We have established two subsidiaries in Hong Kong and hope to acquire one or more operating businesses or consummate a business opportunity within the next twelve months.

The Company’s fiscal year end is October 31.

Summary of the Company’s subsidiaries

x	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business
1.	RGF Investment Limited	Hong Kong	July 9, 2013	10,000 issued shares of ordinary shares at Hong Kong Dollar (“HKD”)1 par value	Investment holding
2.	Doventure Investment Limited	Hong Kong	July 9, 2013	10,000 issued shares of ordinary shares at HKD1 par value	Investment holding

ROGP and its subsidiaries are hereinafter referred to as (the “Company”).

2.	GOING CONCERN UNCERTAINTIES

These financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.

As of October 31, 2013, the Company has sustained continuous loss since inception resulting in an accumulated deficit of $321,388 and further losses are anticipated in the development of its new business opportunities. Currently, the Company has been provided working capital by a director and is seeking the suitable acquisition/merger opportunities. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the financial support of shareholders. Management believes that these actions will enable the Company to continue its operations in the next twelve months.

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

●	Basis of consolidation

The consolidated financial statements include the accounts of ROGP and its subsidiaries. All significant inter-company balances and transactions between the Company and its subsidiaries have been eliminated upon consolidation.

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

For the years ended October 31, 2013 and 2012, the Company did not have any interest and penalties associated with tax positions. As of October 31, 2013 and 2012, the Company did not have any significant unrecognized uncertain tax positions.

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

4. AMOUNT DUE TO A FORMER DIRECTOR

As of October 31, 2013 and 2012, it represented temporary advances for the Company’s working capital purposes from a former director of the Company, Mr. Lim, which was unsecured and interest-free, with no fixed terms of repayment. The imputed interest on the amount due to a former director was not significant.

5. INCOME TAX

As of October 31, 2013, the Company incurred $321,388 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2031, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $73,067 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

6. STOCKHOLDERS’ EQUITY

Effective January 11, 2013, the Company increased its authorized capital consisting of 3,000,000,000 shares of common stock, par value $0.001, and 500,000,000 shares of preferred stock, par value $0.001.

On September 19, 2013, the Company issued 5,000,000 shares of its common stock of to Kok Cheang Lim, the former Chief Executive Officer and Director of the Company, for the amount of $387,000 at its current market value of $0.07 per share.

As of October 31, 2013 and 2012, there were 11,487,500 and 6,487,500 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding, respectively.

7. RELATED PARTY TRANSACTIONS

On February 10, 2011, Wan Keung Chak, a former director of the Company, agreed to forgive the balance of the loan due to him amounting to $15,395 as of October 31, 2011. The Company recorded a gain from forgiveness of indebtedness for that amount.

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

For the years ended October 31, 2013 and 2012, Mr. Kok Cheang Lim, the former sole officer and director of the Company has advanced monies to pay for certain expenses incurred. These amounts are interest free and there is no specific time for repayment. The balance due to a former director as of October 31, 2013 and 2012 were $235,772 and $113,471, respectively.

For the years ended October 31, 2013 and 2012, the Company utilized office space of a former director of the Company at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

8. SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2013 up through the date was the Company issued the audited financial statements. During the period, the Company did not have any material recognizable subsequent events.