Form 10-Q
period 2014-04-30
ROYALE GLOBE HOLDING INC.
filed 2014-06-13
CIK 1383145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]      No [   ]

Common Stock	Outstanding at June 6, 2014
Common Stock, $.001 par value per share	11,487,500 shares

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4	Controls and Procedures

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings

ITEM 1A	Risk Factors

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3	Defaults upon Senior Securities

ITEM 4	(Removed and Reserved)

ITEM 5	Other Information

ITEM 6	Exhibits

SIGNATURES

PART I    FINANCIAL INFORMATION

ITEM 1  Financial Statements

ROYALE GLOBE HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30, 2014 AND OCTOBER 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	April 30, 2014	October 31, 2013
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$392,160	$392,160

Non-current assets:
Property, plant and equipment, net	430,445	-
TOTAL ASSETS	$822,605	$392,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amount due from a former director	$727,272	$235,772
Accounts payables and accrued liabilities	2,811	5,729

Total liabilities	730,083	241,501

Stockholders’ equity:
Preferred stock, 500,000,000 authorized preferred shares of $0.001 par value, none issued and outstanding	-	-
Common stock, 3,000,000,000 authorized common shares of $0.001 par value, 11,487,500 shares issued and outstanding as of April 30, 2014 and October 31, 2013, respectively	11,488	11,488
Additional paid-in capital	460,559	460,559
Accumulated deficit	(379,525)	(321,388)

Total stockholders’ equity	92,522	150,659

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$822,605	$392,160

See accompanying notes to condensed consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS LOSS

FOR THE THREE AND SIX MONTHS ENDED APRIL 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended April 30,		Six months ended April 30,
	2014	2013	2014	2013

Revenues, net	$-	$-	$-	$-

Cost of revenue	-	-	-	-

Gross profit	-	-	-	-

Operating expenses:
General and administrative	34,641	25,002	58,137	45,752
Total operating expenses	(34,641)	(25,002)	(58,137)	(45,752)

OPERATING LOSS	(34,641)	(25,002)	(58,137)	(45,752)

Income tax expense	-	-	-	-

NET LOSS	$(34,641)	(25,002)	(58,137)	(45,752)

Net loss per share – Basic and diluted	$(0.003)	$(0.004)	$(0.005)	$(0.007)

Weighted average common shares outstanding – Basic and diluted	11,487,500	6,487,500	11,487,500	6,487,500

See accompanying notes to condensed consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED APRIL 30, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Six months ended April 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(58,137)	$(45,752)
Adjustments for:
Depreciation of property, plant and equipment	2,709	-

Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	(2,918)	3,109

Net cash used in operating activities	(58,346)	(42,643)

Cash flows from investing activities:
Purchase of property, plant and equipment	(433,154)	-

Net cash used in investing activities	(433,154)	-

Cash flows from financing activities:
Advances from a former director	491,500	42,643

Net cash provided by financing activities	491,500	42,643

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	392,160	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$392,160	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED APRIL 30, 2014

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	No of shares	Amount	No of shares	Amount

Balance as of November 1, 2013	-	$-	11,487,500	$11,488	$460,559	$(321,388)	$150,659

Net loss for the period	-	-	-	-	-	(58,137)	(58,137)

Balance as of April 30, 2014	-	$-	11,487,500	$11,488	$460,559	$(379,525)	$92,522

See accompanying notes to condensed consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014

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

In the opinion of management, the balance sheet as of October 31, 2013 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended April 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2014 or for any future period.

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

ROYALE GLOBE HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014

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

As of April 30, 2014, the Company has sustained continuous loss since inception resulting in an accumulated loss of $379,525 and a working capital deficit of $337,923. Further losses are anticipated in the development of its new business opportunities. Currently, the Company has been provided working capital by a director and is seeking the suitable acquisition/merger opportunities. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the financial support of shareholders. Management believes that these actions will enable the Company to continue its operations in the next twelve months.

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

●

Shell company

ROYALE GLOBE HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014

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

Depreciation expense for the three and six months ended April 30, 2014 were $0 and $2,709, respectively, while no depreciation was recorded in the three and six months ended April 30, 2013.

●

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the period ended April 30, 2014.

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

ROYALE GLOBE HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

determined to be more likely than not sustained upon audit, a company does not recognize any portion of the benefit in the financial statements. The guidance provides for de-recognition, classification, penalties and interest, accounting in interim periods and disclosure.

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and six months ended April 30, 2014. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

The Company also follows the guidance of the ASC Topic 820-10, “Fair Value Measurements and Disclosures” ("ASC 820-10"), with respect to financial assets and liabilities that are measured at fair value. ASC 820-10 establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

·	Level 1 : Observable inputs such as quoted prices in active markets;

·	Level 2 : Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

·	Level 3 : Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions

●

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

ROYALE GLOBE HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED APRIL 30, 2014

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE－5

PROPERTY, PLANT AND EQUIPMENT

In January 2014, the Company purchased 2 condominium units in Bangkok, Thailand at the consideration of $433,154. The Company expects these units to be used as staff quarter to the directors. For the three and six months ended April 30, 2014, the depreciation was $2,709 and $2,709, respectively. As of April 30, 2014, the accumulated depreciation was $2,709.

NOTE－6

LOAN FROM A FORMER DIRECTOR

As of April 30, 2014, loan from a director represented temporary borrowing for the Company’s working capital purposes from a director, which was unsecured and interest-free, with no fixed terms of repayment. The imputed interest on the loan from director was not significant.

NOTE－7

INCOME TAXES

As of April 30, 2014, the Company incurred $376,816 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2034, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $132,333 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

NOTE－8

RELATED PARTY TRANSACTIONS

For the three and six months ended April 30, 2014, Kok Cheang Lim, the former sole officer and director of the Company has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to a former director as of April 30, 2014 is $727,272.

For the three and six months ended April 30, 2014 and 2013, the Company utilized office space owned by a former director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

Results of Operations

For the Three and Six Months Ended April 30, 2014 and April 30, 2013

Revenue

We are a shell company that has not yet generated any revenue.

General and administrative expenses.

 General and administrative expenses were $34,641 for the three months ended April 30, 2014, an increase of $9,639 compared to general and administrative expenses of $25,002 for the three months ended April 30, 2013.  General and administrative expenses were $58,137 for the six months ended April 30, 2014, an increase of $12,385 compared to general and administrative expenses of $45,752 for the six months ended April 30, 2013.  The increase in general and administrative expenses is attributable to increases in professional fees, transfer agent fees and general administrative costs.

 Net Loss.

Net loss was $34,641 for the three months ended April 30, 2014, an increase of $9,639 compared to net loss of $25,002 for the three months ended April 30, 2013.  Net loss was $58,137 for the six months ended April 30, 2014, an increase of $12,385 compared to net loss of $45,752 for the six months ended April 30, 2013.  The increase in net loss is attributable to increases in professional fees, transfer agent fees and general administrative costs.  Net losses were due to general and administrative expenses as we are a shell company that has not yet generated any revenue.

Liquidity and Capital Resources

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $379,525 as of April 30, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company acquiring a business and generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from our sole director and or private placement of common stock.

Sources of Liquidity .

Our current liabilities were $730,083 as of April 30, 2014 compared to $241,501 as of October 31, 2013.  Loans from our director comprised of $727,272 of the current liabilities as of April 30, 2014.  The balance of the current liabilities are attributable to miscellaneous accounts payables and liabilities of third party vendors.

Net Cash Used In Operating Activities.

Net cash used in operating activities was $58,364 for the six months ended April 30, 2014.  For the six months ended April 30, 2013, net cash used in operating activities was $42,643.

Net Cash Used in Investing Activities.

The cash used in investing activities for the six months period ended April 30, 2014 was $433,154 and there was no cashed used in investing activities for the six months period ended April 30, 2013.

Net Cash Provided By Financing Activities.

Net cash provided by financing activities was $491,500 and $42,643 for the six months ended April 30, 2014, and

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended April 30, 2014. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this periodic report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of April 30, 2014, the Company's disclosure controls and procedures were not effective.

             A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified several material weaknesses in our internal control over financial reporting as of October 31, 2013, which were described in our Annual Report on Form 10-K filed with the SEC on January 14, 2013, or our Annual Report.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended April 30, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: June 13, 2014 Royale Globe Holding, Inc. /s/ Tan Swe Poo Tan Swe Poo Chief Executive Officer