Form 10-Q
period 2014-07-31
ROYALE GLOBE HOLDING INC.
filed 2014-09-15
CIK 1383145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]      No [   ]

Common Stock	Outstanding at September 10, 2014
Common Stock, $.001 par value per share	11,487,500 shares

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4	Controls and Procedures

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings

ITEM 1A	Risk Factors

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3	Defaults upon Senior Securities

ITEM 4	(Removed and Reserved)

ITEM 5	Other Information

ITEM 6	Exhibits

SIGNATURES

PART I    FINANCIAL INFORMATION

ITEM 1  Financial Statements

ROYALE GLOBE HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JULY 31, 2014 AND OCTOBER 31, 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	July 31, 2014	October 31, 2013
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$392,160	$392,160

Non-current assets:
Property, plant and equipment	427,736	-
TOTAL ASSETS	$819,896	$392,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amount due to a former director	$734,481	$235,772
Accounts payables and accrued liabilities	23,311	5,729

Total liabilities	757,792	241,501

Stockholders’ equity:
Preferred stock, 500,000,000 authorized preferred shares of $0.001 par value, none issued and outstanding	-	-
Common stock, 3,000,000,000 authorized common shares of $0.001 par value, 11,487,500 shares issued and outstanding as of July 31, 2014 and October 31, 2013, respectively	11,488	11,488
Additional paid-in capital	460,559	460,559
Accumulated deficit	(409,943)	(321,388)

Total stockholders’ equity	62,104	150,659

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$819,896	$392,160

See accompanying notes to condensed consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS LOSS

FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended July 31,		Nine months ended July 31,
	2014	2013	2014	2013

REVENUE	$-	$-	$-	$-

COST OF REVENUE	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES:
Selling, general and administrative	30,418	29,293	88,555	75,045

OPERATING LOSS	(30,418)	(29,293)	(88,555)	(75,045)

Other income	-	-	-	-

LOSS BEFORE INCOME TAX	(30,418)	(29,293)	(88,555)	(75,045)

Income tax expense	-	-	-	-

NET LOSS	$(30,418)	$(29,293)	$(88,555)	$(75,045)

Net loss per share – Basic and diluted	$(0.003)	$(0.005)	$(0.008)	$(0.012)

Weighted average shares outstanding – Basic and diluted	11,487,500	6,487,500	11,487,500	6,487,500

See accompanying notes to condensed consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED JULY 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Nine months ended July 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(88,555)	$(75,045)

Changes in operating assets and liabilities:
Depreciation of property, plant and equipment	5,418	-
Accounts payables and accrued liabilities	17,582	2,485

Net cash used in operating activities	(65,555)	(72,560)

Cash flows from investing activities:
Purchase of property, plant and equipment	(433,154)	-

Net cash used in investing activities	(433,154)	-

Cash flows from financing activities:
Advances from a former director	498,709	72,560

Net cash provided by financing activities	498,709	72,560

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	392,160	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$392,160	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED JULY 31, 2014

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	No of shares	Amount	No of shares	Amount

Balance as of November 1, 2013	-	$-	11,487,500	$11,488	$460,559	$(321,388)	$150,659

Net loss for the period	-	-	-	-	-	(88,555)	(88,555)

Balance as of July 31, 2014	-	$-	11,487,500	$11,488	$460,559	$(409,943)	$62,104

See accompanying notes to condensed consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014

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

In the opinion of management, the balance sheet as of October 31, 2013 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2014 or for any future period.

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

ROYALE GLOBE HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014

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

As of July 31, 2014, the Company has sustained continuous loss since inception resulting in an accumulated loss of $409,943 and a working capital deficit of $365,632. Further losses are anticipated in the development of its new business opportunities. Currently, the Company has been provided working capital by a director and is seeking the

ROYALE GLOBE HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

suitable acquisition/merger opportunities. However, these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The continuation of the Company is dependent upon the financial support of shareholders. Management believes that these actions will enable the Company to continue its operations in the next twelve months.

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

ROYALE GLOBE HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

Expenditure for repairs and maintenance is expensed as incurred. When assets have retired or sold, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the results of operations.

Depreciation expense for the three and nine months ended July 31, 2014 were $2,709 and $5,418, respectively, while no depreciation was recorded in the three and nine months ended July 31, 2013.

●

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended July 31, 2014.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended July 31, 2014. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

ROYALE GLOBE HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014

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

NOTE－5

PROPERTY, PLANT AND EQUIPMENT

In January 2014, the Company purchased 2 condominium units in Bangkok, Thailand at the consideration of $433,154. The Company expects these units to be used as staff quarter to the directors. For the three and nine months ended July 31, 2014, the depreciation was $2,709 and $5,418, respectively. As of July 31, 2014, the accumulated depreciation was $5,418.

ROYALE GLOBE HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED JULY 31, 2014

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

NOTE－6

LOAN FROM A FORMER DIRECTOR

As of July 31, 2014, loan from a director represented temporary borrowing for the Company’s working capital purposes from a director, which was unsecured and interest-free, with no fixed terms of repayment. The imputed interest on the loan from director was not significant.

NOTE－7

INCOME TAXES

As of July 31, 2014, the Company incurred $404,525 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2034, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $137,539 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

NOTE－8

RELATED PARTY TRANSACTIONS

For the three and nine months ended July 31, 2014, Kok Cheang Lim, the former sole officer and director of the Company has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to a former director as of July 31, 2014 is $734,481.

For the three and nine months ended July 31, 2014 and 2013, the Company utilized office space owned by a former director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

Results of Operations

For the Three and Nine months Ended July 31, 2014 and July 31, 2013

Revenue

We are a shell company that has not yet generated any revenue.

General and administrative expenses.

 General and administrative expenses were $30,418 for the three months ended July 31, 2014, an increase of $1,125 compared to general and administrative expenses of $29,293 for the three months ended July 31, 2013.  General and administrative expenses were $88,555 for the nine months ended July 31, 2014, an increase of $13,510 compared to general and administrative expenses of $75,045 for the nine months ended July 31, 2013.  The increase in general and administrative expenses is attributable to increases in professional fees, transfer agent fees and general administrative costs.

 Net Loss.

Net loss was $30,418 for the three months ended July 31, 2014, an increase of $1,125 compared to net loss of $29,293 for the three months ended July 31, 2013.  Net loss was $88,555 for the nine months ended July 31, 2014, an increase of $13,510 compared to net loss of $75,045 for the nine months ended July 31, 2013.  The increase in net loss is attributable to increases in professional fees, transfer agent fees and general administrative costs.  Net losses were due to general and administrative expenses as we are a shell company that has not yet generated any revenue.

Liquidity and Capital Resources

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $409,943 as of July 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company acquiring a business and generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from our sole director and or private placement of common stock.

Sources of Liquidity .

Our current liabilities were $757,792 as of July 31, 2014 compared to $241,501 as of October 31, 2013.  Loans from our director comprised of $734,481 of the current liabilities as of July 31, 2014.  The balance of the current liabilities are attributable to miscellaneous accounts payables and liabilities of third party vendors.

Net Cash Used In Operating Activities.

Net cash used in operating activities was $65,555 for the nine months ended July 31, 2014.  For the nine months ended July 31, 2013, net cash used in operating activities was $72,560.

Net Cash Used in Investing Activities.

The cash used in investing activities for the nine months period ended July 31, 2014 was $433,154 and there was no cashed used in investing activities for the nine months period ended July 31, 2013.

Net Cash Provided By Financing Activities.

Net cash provided by financing activities was $498,709 and $72,560 for the nine months ended July 31, 2014, and

July 31, 2013, respectively.  Net cash provided by financing activities for both periods consisted of advances from a former director

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended July 31, 2014. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this periodic report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of July 31, 2014, the Company's disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended July 31, 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: September 12, 2014 Royale Globe Holding, Inc. /s/ Tan Swe Poo Tan Swe Poo Chief Executive Officer