Form 10-K
period 2014-10-31
ROYALE GLOBE HOLDING INC.
filed 2015-01-28
CIK 1383145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Large accelerated filer	[ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)		Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [ X ]  No  [    ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Common Stock	Outstanding at January 26, 2015
Common Stock, $.001 par value per share	1,011,487,500 shares

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

Part I
Item 1	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2	Properties
Item 3	Legal Proceedings
Item 4	Mine Safety Disclosures
Part II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6	Selected Financial Data.
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operation
Item 7A	Quantitative and Qualitative Disclosures about Market Risk
Item 8	Financial Statements and Supplementary Data
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A	Controls and Procedures
Item 9B	Other Information
Part III
Item 10	Directors and Executive Officers and Corporate Governance.
Item 11	Executive Compensation
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13	Certain Relationships and Related Transactions, and Director Independence.
Item 14	Principal Accounting Fees and Services
Part IV
Item 15	Exhibits, Financial Statement Schedules
Signatures

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

On February 27, 2013, we increased our authorized stock to 3,000,000,000 shares of common stock, par value $0.001 per share, and 500,000,000 shares of preferred stock, par value $0.001 per share.

On October 15, 2013, we appointed Yupa Sathapornjariya and Tan Swe Poo as the new members of the Board of Directors.  We appointed Yupa Sathapornjariya as the Chairman of the Board, Tan Swe Poo as the Secretary and Yupa Sathapornjariya as the Treasurer of the Company. We appointed Tan Swe Poo as the Chief Executive Officer of the Company and Yupa Sathapornjariya as the Chief Financial Officer of the Company.

On October 15, 2013, the Board of Directors accepted Kok Cheang Lim’s resignation from all positions he holds in the Company, including board director, the Chairman of the Board, the President, the Secretary and the Treasurer of the Company, the Chief Executive Officer and the Chief Financial Officer of the Company, effective immediately.

Yupa Sathapornjariya, age 25, is a Thailand citizen. She earned a Bachelor’s degree from Chiangrai Rajabhat University and Yuxi Normal University. From 2011 to 2012, she worked at ABB Place and from 2013 to present, she worked at Edison Thailand.

Tan Swe Poo, age 55, is a Malaysian citizen. He earned a number of higher level degrees including PhD and Masters from UK, US and Malaysian universities and has worked for more than 30 years as a businessman.

On December 16, 2013, Chaw Eng Neng was appointed the new member of the Board of Directors and the Chief Operating Officer of the Company. Ng Wei Siong was appointed the new member of the Board of Directors and the Chief Marketing Officer of the Company.

On January 9, 2014, we changed our name to Royale Globe Holding, Inc. Our common stock is still quoted under stock symbol “ROGP”.

On October 24, 2014, Chaw Eng Neng and Ng Wei Siong resigned from the positions of the Board Directors and all other positions they held in the Company.

On October 30, 2014, we entered into a stock purchase agreement with Great Mission Inc, a Vanuatu company controlled by Mr. Lim Kok Cheang and issued 1,000,000,000 shares of commons tock of the Company to Great Mission Inc for a price of $0.001 per share , an aggregate of US $ 1,000,000.

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

ITEM 2.  PROPERTIES.

Our principal executive offices are located at 68, Soi Suphaphong 3, Yak 8, Sirinakarn 40 Rd., Nonghob, Praver, 10250 Bangkok, Thailand, Telephone No.: +668-3-1849191, Fax No.: +66-23309198.  Our premises are provided to us on a rent-free basis by our former Chief Executive Officer Kok Cheang Lim.

On January 24, 2014, RGF Investment Limited, our wholly owned Hong Kong subsidiary, completed the purchase of two condominium units in Bangkok, Thailand. One unit is located at 131/421 Rama 9 Road  Huay Khwang Bangkok 10310, with the area size of 99.92 square meters and the purchase price was  7,084,482 THB, approximately US$217,636. The other one is located at 131/751Rama 9 Road  Huay Khwang Bangkok 10310, with the area size of 100.26 square meters and the purchase price was7,073,309.61 THB, approximately US$217,256.

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

The following table represents the high and low per share bid information for our common stock for each quarterly period in fiscal 2014 and 2013. Such high and low bid information reflects inter-dealer quotes, without retail markup, markdown or commissions and may not represent actual transactions.

Year Ended October 31, 2014
	High	Low
Quarter ended October 31	$0.30	0.20
Quarter ended July 31	0.30	0.30
Quarter ended April 30	0.30	0.07
Quarter ended January 31	0.09	0.07

Year Ended October 31, 2013
	High	Low
Quarter ended October 31	$0.15	0.07
Quarter ended July 31	0.15	0.15
Quarter ended April 30	0.21	0.15
Quarter ended January 31	0.20	0.20

(b)  Approximate Number of Holders of Common Stock

As of January 12, 2015, there were 10 shareholders of record of our common stock.  Such number does not include any shareholders holding shares in nominee or “street name”.

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

(e)  Recent Sales of Unregistered Securities

The information set forth below describes our issuance of securities without registration under the Securities Act of 1933, as amended, during the year ended October 31, 2014, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:   None.

ITEM 6.   SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion summarizes the significant factors affecting the operating results, financial condition, liquidity and cash flows of the Company and its subsidiary for the fiscal years ended October 31, 2014 and 2013.  The discussion and analysis that follows should be read together with the section entitled “Forward Looking Statements” and our consolidated financial statements and the notes to the consolidated financial statements included elsewhere in this annual report on Form 10-K.

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

On February 27, 2013, we increased our authorized stock to 3,000,000,000 shares of common stock, par value $0.001 per share, and 500,000,000 shares of preferred stock, par value $0.001 per share.

On October 15, 2013, we appointed Yupa Sathapornjariya and Tan Swe Poo as the new members of the Board of Directors.  We appointed Yupa Sathapornjariya as the Chairman of the Board, Tan Swe Poo as the Secretary and Yupa Sathapornjariya as the Treasurer of the Company. We appointed Tan Swe Poo as the Chief Executive Officer of the Company and Yupa Sathapornjariya as the Chief Financial Officer of the Company.

On October 15, 2013, the Board of Directors accepted Kok Cheang Lim’s resignation from all positions he holds in the Company, including board director, the Chairman of the Board, the President, the Secretary and the Treasurer of the Company, the Chief Executive Officer and the Chief Financial Officer of the Company, effective immediately.

Yupa Sathapornjariya, age 25, is a Thailand citizen. She earned a Bachelor’s degree from Chiangrai Rajabhat University and Yuxi Normal University. From 2011 to 2012, she worked at ABB Place and from 2013 to present, she worked at Edison Thailand.

Tan Swe Poo, age 55, is a Malaysian citizen. He earned a number of higher level degrees including PhD and Masters from UK, US and Malaysian universities and has worked for more than 30 years as a businessman.

On December 16, 2013, Chaw Eng Neng was appointed the new member of the Board of Directors and the Chief Operating Officer of the Company. Ng Wei Siong was appointed the new member of the Board of Directors and the Chief Marketing Officer of the Company.

On January 9, 2014,we changed our name to Royale Globe Holding, Inc. Our common stock is still quoted under stock symbol “ROGP”.

On October 24, 2014, Chaw Eng Neng and Ng Wei Siong resigned from the positions of the Board Directors and all other positions they held in the Company.

On October 30, 2014, we entered into a stock purchase agreement with Great Mission Inc, a Vanuatu company controlled by Mr. Lim Kok Cheang and issued 1,000,000,000 shares of commons tock of the Company to Great Mission Inc for a price of $0.001 per share , an aggregate of US $ 1,000,000.

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

Results of Operations

Comparison of fiscal years ended October 31, 2014  and October 31, 2013

Revenue.  We are a shell company that has not yet generated any revenues.

Operating Expenses.  General and administrative expenses were $126,518  for the year ended October 31, 2014, an increase of $13,892 or approximately 12.3 % compared to operating expenses of $112,626  for the year ended October 31, 2013.  The increase in general and administrative expenses is attributable to increase in depreciation and professional service fees incurred in connection with complying with public company requirements.  General and administrative expenses are comprised of depreciation,  professional fees, transfer agent and general administrative costs.

Business Operations Overview

Net Loss.   Our net loss was $126,517 for the year ended October 31, 2014 as compared to a net loss of $112,626 for the year ended October 31, 2013, representing an increase of $13,891 or approximately 12.3%.  The increase in net loss is attributable to increase in depreciation and  professional service fees incurred in connection with complying with public company requirements.  General and administrative expenses are comprised of  depreciation, professional fees, transfer agent and general administrative costs.

Liquidity and Capital Resources

Sources of Liquidity.  Our cash and cash equivalents at October 31, 2014, and 2013 was $1,260,779 and $392,160. Our current liabilities were $661,664 as of October 31, 2014 compared to $241,501 as of October 31, 2013.  Loans from our former director comprised of $647,533 and $235,772 , or approximately 97.9%  and  97.6% , respectively, of the current liabilities as of October 31, 2014 and 2013, respectively.  The balance of the current liabilities are attributable to miscellaneous accounts payables and liabilities of third party vendors.

Net Cash Used In Operating Activities.  Net cash used in operating activities was $109,988 for the year ended October 31, 2014, as compared to $117,141 for the year ended October 31, 2013.  Net cash used in fiscal year 2014 consisted of a net loss of $126,517, depreciation of $8,127 and an increase in accounts payables and accrued liabilities of $8,402.  Net cash used in fiscal year 2013 consisted of a net loss of $112,626, and a decrease in accounts payables and accrued liabilities of $4,515.

Net Cash Used in Investing Activities. Net Cash used in investing activities was $433,154 for the year ended October 31, 2014, and there was no cash used in investing activities for  the year ended October 31, 2013.

Net Cash Provided By Financing Activities.  Net cash provided by financing activities was $1,411,761 for the year ended October 31, 2014, as compared to $509,301 for the year ended October 31, 2013.  Net cash provided by financing activities consisted of the proceeds from the issuance of common stock to a former director and advances from a former director.

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

●

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●

Shell company

In September 2010, we ceased our mining business and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915. We are currently considered as a shell company.

●

Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

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

None during the year ended October 31, 2014.

ITEM 9A.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, our sole officer and director performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our sole officer and director concluded that, as of October 31, 2014, the Company's disclosure controls and procedures were not effective.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to October 31, 2014.

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

        Our CEO and CFO have conducted an assessment of our internal control over financial reporting as of October 31, 2014.  Management's assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

             A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified the following material weaknesses in our internal control over financial reporting as of October 31, 2014:

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

             Because of the material weaknesses noted above, management has concluded that we did not maintain effective internal control over financial reporting as of October 31, 2014, based on Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by COSO.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter ended October 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Yupa Sathapornjariya	25	Director, Chairman of the Board, Treasurer, Chief Financial Officer
Tan Swe Poo	55	Director, Chief Executive Officer

Biographies

Set forth below are brief accounts of the business experience during the past five years of each director, executive officer and significant employee of the Company.

Yupa Sathapornjariya, age 25, is a Thailand citizen. She earned a Bachelor’s degree from Chiangrai Rajabhat University and Yuxi Normal University. From 2011 to 2012, she worked at ABB Place and from 2013 to present, she worked at Edison Thailand.

Tan Swe Poo, age 55, is a Malaysian citizen. He earned a number of higher level degrees including PhD and Masters from UK, US and Malaysian universities and has worked for more than 30 years as a businessman.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

No executive officer or director has been involved in the last ten years in any of the following:

·

Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

·	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

·

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

·

Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

·

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

·

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

Director Nominations

As of October 31, 2014, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.  We have not established formal procedures by which security holders may recommend nominees to the Company’s board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, during fiscal year ended October 31, 2014, our officers, directors and greater than 10% percent beneficial owners timely filed all reports required by Section 16(a) of the Securities Exchange Act except that Great Mission Inc have not filed its Form 4 and Tan Swe Poo did not file his Form 3.

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

ITEM 11.   EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

Our directors and executive officers currently receive no compensation for their services as director and executive officer of the Company.

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

Summary Compensation Table

The following summary compensation table sets forth the aggregate compensation we paid or accrued during the fiscal years ended October 31, 2014 and October 31, 2013

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yupa Sathapornjariya Director, Chairman of the Board, Treasurer, Chief Financial Officer	2014	0	0	0	0	0
	2013	0	0	0	0	0
Tan Swe Poo Director, Chief Executive Officer	2014	0	0	0	0	0
	2013	0	0	0	0	0

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

Compensation of Directors

During our fiscal year ended October 31, 2014, we did not provide compensation to our director for serving as our director.  We currently have no formal plan for compensating our director for his services in his capacity as director, although we may elect to issue stock options to such person from time to time.  Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of January 12, 2015, certain information with regard to the record and beneficial ownership of the Company’s common stock by (i) each person known to the Company to be the record or beneficial owner of 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) each of the named executive officers, and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner(1)	Amount (number of shares)	Percentage of Outstanding Shares of Common Stock(2)
Yupa Sathapornjariya Director, Chairman of the Board, Treasurer, Chief Financial Officer	0	0
Tan Swe Poo Director, Chief Executive Officer	1,219,449	0.12%
All executive officers and directors as a group (one person)	1,219,449	0.12%
Kok Cheang Lim (3)	1,007,609,149	99.62%
Great Mission Inc(3)	1,007,537,149	99.60%

All 5% and more stockholder as a group (one person)	1,007,609,149	99.61%

____________________________

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Royale Globe Holding Inc, 68, Soi Suphaphong 3, Yak 8, Sirinakarn 40 Rd., Nonghob, Praver, 10250 Bangkok, Thailand.
(2)

Applicable percentage ownership is based on 1,011,487,500 shares of common stock outstanding as of January 12, 2015, together with securities exercisable or convertible into shares of common stock within 60 days of January 12, 2015.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that a person has the right to acquire beneficial ownership of upon the exercise or conversion of options, convertible stock, warrants or other securities that are currently exercisable or convertible or that will become exercisable or convertible within 60 days of January 9, 2013, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the number of shares beneficially owned and percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)

Including 1,007,537,149 shares of common stock held by Great Mission Inc, a Vanuatu company controlled by Mr. LIM KOK CHEANG. LIM KOK CHEANG is the indirect owner of 1,007,537,149 shares of common stock.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

For the years ended October 31, 2014 and 2013, Kok Cheang Lim, the sole officer and director of the Company has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to the director as of October 31, 2014 and 2013 were $647,533 and $235,772.

For the years ended October 31, 2014 and 2013, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

On October 30, 2014, we entered into a stock purchase agreement with Great Mission Inc, a Vanuatu company controlled by Mr. Lim Kok Cheang and issued 1,000,000,000 shares of commons tock of the Company to Great Mission Inc for a price of $0.001 per share , an aggregate of US$1,000,000.

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

	October 31, 2014	October 31, 2013

Audit fees	$13,500	$13,500

Audit related fees	-	-

Tax fees	-	-

All other fees	-	-

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as part of this report:

(1)	Financial Statements

Financial Statements are included in Part II, Item 8 of this report.

(2)	Financial Statement Schedules

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

Dated: January 28, 2015

Royale Globe Holding, Inc

/s/ Tan Swe Poo

Tan Swe Poo

Chief Executive Officer

ANNEX: Financial Statements

ROYALE GLOBE HOLDING, INC.

(Formerly Royale Group Holding, Inc.)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Stockholders’ Deficit

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and stockholders of

Royale Globe Holding, Inc.

(Formerly Royale Group Holding, Inc.)

We have audited the accompanying consolidated balance sheets of Royale Globe Holding, Inc. (“the Company”) as of October 31, 2014 and 2013 and the related consolidated statements of operations, cash flows and changes in stockholders’ deficit for the years ended October 31, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2014 and 2013, and the results of operations and cash flows for the years ended October 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/ HKCMCPA Company Limited

/s/ HKCMCPA Company Limited

Certified Public Accountants

Hong Kong, China

January 28, 2015

ROYALE GLOBE HOLDING, INC.

(Formerly Royale Group Holding, Inc.)

CONSOLIDATED BALANCE SHEETS

AS OF OCTOBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	As of October 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$1,260,779	$392,160

Non-current assets:
Property, plant and equipment	425,027	-
TOTAL ASSETS	$1,685,806	$392,160

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Loan from former director	$647,533	$235,772
Accounts payables and accrued liabilities	14,131	5,729

Total liabilities	661,664	241,501

Stockholders’ equity:
Preferred stock, 50,000,000 authorized preferred shares of $0.001 par value, no issued and outstanding	-	-
Common stock, 3,000,000,000 authorized common shares of $0.001 par value, 1,011,487,500 and 11,487,500 shares issued and outstanding as of October 31, 2014 and 2013, respectively	1,011,488	11,488
Additional paid-in capital	460,559	460,559
Accumulated deficit	(447,905)	(321,388)

Total stockholders’ equity	1,024,142	150,659

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,685,806	$392,160

See accompanying notes to consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

(Formerly Royale Group Holding, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS LOSS

FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Years ended October 31,
	2014	2013

REVENUE	$-	$-

COST OF REVENUE	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:
Selling, general and administrative	126,518	112,626

OPERATING LOSS	(126,518)	(112,626)

Interest income	1	-

LOSS BEFORE INCOME TAX	(126,517)	(112,626)

Income tax expense	-	-

NET LOSS	$(126,517)	$(112,626)

Net loss per share – Basic and diluted	$(0.007)	$(0.016)

Weighted average shares outstanding – Basic and diluted	16,966,952	7,076,541

See accompanying notes to consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

(Formerly Royale Group Holding, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”))

	Years ended October 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(126,517)	$(112,626)
Adjustments for:
Depreciation of property, plant and equipment	8,127	-

Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	8,402	(4,515)

Net cash used in operating activities	(109,988)	(117,141)

Cash flows from investing activities:
Purchase of property, plant and equipment	(433,154)	-

Net cash used in investing activities	(433,154)	-

Cash flows from financing activities:
Proceeds from private placement	1,000,000	387,000
Advance from a former director	411,761	122,301

Net cash provided by financing activities	1,411,761	509,301

NET CHANGE IN CASH AND CASH EQUIVALENTS	868,619	392,160

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	392,160	-

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,260,779	$392,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

(Formerly Royale Group Holding, Inc.)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED OCTOBER 31, 2014 AND 2013

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ deficiency
	No of shares	Amount	No of shares	Amount

Balance as of October 31, 2011	-	$-	6,487,500	6,488	78,559	(208,762)	(123,715)

Issuance of common stocks to a former director	-	-	5,000,000	5,000	382,000	-	387,000

Net loss for the year	-	-	-	-	-	(112,626)	(112,626)

Balance as of October 31, 2013	-	-	11,487,500	11,488	460,559	(321,388)	150,659

Issuance of common stocks to a former director	-	-	1,000,000,000	1,000,000	-	-	1,000,000

Net loss for the year	-	-	-	-	-	(126,517)	(126,517)

Balance as of October 31, 2014	-	$-	1,011,487,500	$1,011,488	$460,559	$(447,905)	$1,024,142

See accompanying notes to consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

(Formerly Royale Group Holding, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED OCTOBER 31, 2014

(Currency expressed in United States Dollars (“US$”))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

ORGANIZATION AND BUSINESS BACKGROUND

Royale Group Holding, Inc., formerly MY Group, Inc., formerly Rohat Resources, Inc. (the “Company” or “ROGP”) was incorporated under the laws of the State of Nevada on August 25, 2006. We were initially formed as an exploration stage mining company. In September 2010, we ceased our mining business, and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915.

On May 2, 2011, we changed our name to MY Group, Inc. and increased our authorized capital to consist of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. On January 28, 2013, we changed our name to Royale Group Holding, Inc. On February 27, 2013, we increased our authorized stock to 3,000,000,000 shares of common stock, par value $0.001 per share, and 500,000,000 shares of preferred stock, par value $0.001 per share. On January 9, 2014, we changed our name to Royale Globe Holding, Inc.

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

On October 15, 2014, Yupa Sathapornjariya was appointed as the Chairman of the Board of Directors, and Chief Financial Officer of the Company. Tan Swe Poo was appointed as the Secretary of the Board and Chief Executive Officer of the Company, effective immediately. Concurrently, Kok Cheang Lim was resigned from all positions he held in the Company.

On October 24, 2014, Chaw Eng Neng and Ng Wei Siong resigned from the positions of the Board Directors of the Company and all other positions they held in the Company. Their resignation is due to personal reasons and is not the result of any disagreement with the Company.

On October 30, 2014, the Company entered into a stock purchase agreement with Great Mission Inc, a Vanuatu company controlled by Mr. Lim Kok Cheang and agrees to issue 1,000,000,000 shares of common stock of the Company to Great Mission Inc for a price of $0.001 per share, an aggregate of US $1,000,000.

We are a shell company with no or nominal operations. We are actively considering various acquisition targets and other business opportunities. We have established two subsidiaries in Hong Kong and hope to acquire one or more operating businesses or consummate a business opportunity within the next twelve months.

The Company’s fiscal year end is October 31.

Summary of the Company’s subsidiaries

	Name of entities	Place of incorporation	Date of incorporation	Issued capital	Nature of business

1.	RGF Investment Limited	Hong Kong	July 9, 2014	10,000 issued shares of ordinary shares at Hong Kong Dollar (“HKD”)1 par value	Investment holding

2.	Doventure Investment Limited	Hong Kong	July 9, 2014	10,000 issued shares of ordinary shares at HKD1 par value	Investment holding

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●

Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”).

●

Shell company

In September 2010, we ceased our mining business and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915. We are currently considered as a shell company.

●

Use of estimates and assumptions

In preparing these consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheet and revenues and expenses during the years reported. Actual results may differ from these estimates.

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

●

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the year ended October 31, 2014.

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

For the years ended October 31, 2014 and 2013, the Company did not have any interest and penalties associated with tax positions. As of October 31, 2014 and 2013, the Company did not have any significant unrecognized uncertain tax positions.

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

3.

PROPERTY, PLANT AND EQUIPMENT

In January 2014, the Company purchased 2 condominium units in Bangkok, Thailand at the consideration of $433,154. The Company expects these units to be used as staff quarter to the directors. For the years ended October 31, 2014 and 2013, the depreciation was $8,127 and $0, respectively. As of October 31, 2014, the accumulated depreciation was $8,127.

4.

LOAN FROM A FORMER DIRECTOR

As of October 31, 2014, loan from a director represented temporary borrowing for the Company’s working capital purposes from a director, which was unsecured and interest-free, with no fixed terms of repayment. The imputed interest on the loan from director was not significant.

5.

INCOME TAXES

As of October 31, 2014, the Company incurred $447,905 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2034, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $156,767 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

6.

STOCKHOLDERS’ EQUITY

On February 27, 2013, the Company increased its authorized stock to 3,000,000,000 shares of common stock, par value $0.001 per share, and 500,000,000 shares of preferred stock, par value $0.001 per share.

On September 19, 2013, the Company issued 5,000,000 shares of its common stock of to Kok Cheang Lim, the former Chief Executive Officer and Director of the Company, for the price of $0.07 per share at its current market value.

On October 30, 2014, the Company entered into a stock purchase agreement with Great Mission Inc, a Vanuatu company controlled by Mr. Lim Kok Cheang and agrees to issue 1,000,000,000 shares of common stock of the Company to Great Mission Inc. for a price of $0.001 per share, an aggregate of US $1,000,000. On November 5, 2014, these shares were subsequently issued by the Company.

As of October 31, 2014 and 2013, there were 1,011,487,500 and 11,487,500 shares of common stock issued and outstanding and no shares of preferred stock were issued and outstanding, respectively.

7.

RELATED PARTY TRANSACTIONS

For the years ended October 31, 2014 and 2013, Kok Cheang Lim, the sole officer and director of the Company has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to the director as of October 31, 2014 and 2013 were $647,533 and $235,772.

For the years ended October 31, 2014 and 2013, the Company utilized office space of a director and stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

8.

SUBSEQUENT EVENT

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after October 31, 2014 up through the date was the Company issued the audited financial statements. During the period, the Company did not have any material recognizable subsequent events.