Form 10-Q
period 2015-01-31
ROYALE GLOBE HOLDING INC.
filed 2015-03-20
CIK 1383145

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]      No [   ]

Common Stock	Outstanding at March 17, 2015
Common Stock, $.001 par value per share	1,011,487,500 shares

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

ITEM 1	Financial Statements

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 3	Quantitative and Qualitative Disclosures about Market Risk

ITEM 4	Controls and Procedures

PART II	OTHER INFORMATION

ITEM 1	Legal Proceedings

ITEM 1A	Risk Factors

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

ITEM 3	Defaults upon Senior Securities

ITEM 4	(Removed and Reserved)

ITEM 5	Other Information

ITEM 6	Exhibits

SIGNATURES

PART I    FINANCIAL INFORMATION

ITEM 1  Financial Statements

ROYALE GLOBE HOLDING, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF JANUARY 31, 2015 AND OCTOBER 31, 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

	January 31, 2015	October 31, 2014
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$1,261,114	$1,260,779

Non-current assets:
Property, plant and equipment	422,318	425,027
TOTAL ASSETS	$1,683,432	$1,685,806

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Amount due from a related party	$654,098	$647,533
Accounts payables and accrued liabilities	19,131	14,131

Total liabilities	673,229	661,664

Stockholders’ equity:
Preferred stock, 500,000,000 authorized preferred shares of $0.001 par value, none issued and outstanding	-	-
Common stock, 3,000,000,000 authorized common shares of $0.001 par value, 1,011,487,500 shares issued and outstanding as of January 31, 2015 and October 31, 2014, respectively	1,011,488	1,011,488
Additional paid-in capital	460,559	460,559
Accumulated deficit	(461,844)	(447,905)

Total stockholders’ equity	1,010,203	1,024,142

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,683,432	$1,685,806

See accompanying notes to condensed consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS LOSS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Three months ended January 31,
	2015		2014

REVENUE		$-	$-

COST OF REVENUE		-	-

GROSS PROFIT		-	-

OPERATING EXPENSES:
Selling, general and administrative		13,939	23,496

OPERATING LOSS		(13,939)	(23,496)

Other income		-	-

LOSS BEFORE INCOME TAX		(13,939)	(23,496)

Income tax expense		-	-

NET LOSS		$(13,939)	$(23,496)

Net loss per share – Basic and diluted	$	*(0.00)	$ *(0.00)

Weighted average shares outstanding – Basic and diluted		1,011,487,500	11,487,500

*Less than US$0.001

See accompanying notes to condensed consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JANUARY 31, 2015 AND 2014

(Currency expressed in United States Dollars (“US$”))

(Unaudited)

	Three months ended January 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(13,939)	$(23,496)
Adjustments for:
Depreciation of property, plant and equipment	2,709	-

Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	5,000	(2,918)

Net cash used in operating activities	(6,230)	(26,414)

Cash flows from investing activities:
Purchase of property, plant and equipment	-	(433,154)

Net cash used in investing activities	-	(433,154)

Cash flows from financing activities:
Advances from a related party	6,565	459,568

Net cash provided by financing activities	6,565	459,568

NET CHANGE IN CASH AND CASH EQUIVALENTS	335	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,260,779	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,261,114	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JANUARY 31, 2015

 (Currency expressed in United States Dollars (“US$”), except for number of shares)

(Unaudited)

	Preferred stock		Common stock		Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	No of shares	Amount	No of shares	Amount

Balance as of November 1, 2014	-	$-	1,011,487,500	$1,011,488	$460,559	$(447,905)	$1,024,142

Net loss for the period	-	-	-	-	-	(13,939)	(13,939)

Balance as of January 31, 2015	-	$-	1,011,487,500	$1,011,488	$460,559	$(461,844)	$1,010,203

See accompanying notes to condensed consolidated financial statements.

ROYALE GLOBE HOLDING, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHSENDED JANUARY 31, 2015

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

In the opinion of management, the balance sheet as of October 31, 2014 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended January 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2015 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2014.

NOTE－2

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

On March 19, 2015, Tan Swe Poo resigned from all his positions including Board Director, Secretary and Chief Executive Officer.  His resignation was due to personal reasons and was not the result of any disagreement with the Company.

On March 19, 2015, Ho Shih Khiam became the new Board Director, Secretary and Chief Executive Officer of the Company.

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

●

Basis of consolidation

The condensed consolidated financial statements include the financial statements of ROGP and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

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

●

Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three months ended January 31, 2015.

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended January 31, 2015. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

NOTE－4

PROPERTY, PLANT AND EQUIPMENT

In January 2014, the Company purchased 2 condominium units in Bangkok, Thailand at the consideration of $433,154. The Company expects these units to be used as staff quarter to the directors. For the three months ended January 31, 2015 and 2014, the depreciation was $2,709 and $0, respectively. As of January 31, 2015, the accumulated depreciation was $10,836.

NOTE－5

LOANS FROM RELATED PARTIES

	January 31, 2015	October 31, 2014
Current portion:
Amount due to a related party, which were unsecured, interest-free and repayable on demand,
Mr. Lim Kok Cheang, a major shareholder of the Company	$647,533	$647,533

Amount due to a related company, where was unsecured, interest-free and repayable on demand.
A company controlled by Mr. Lim Kok Cheang, a major shareholder of the Company	6,565	-

Total	$654,098	$647,533

The imputed interest on the advances from related parties was not significant.

NOTE－6

INCOME TAXES

As of January 31, 2015, the Company incurred $461,844 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2034, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $161,645 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

NOTE－7

RELATED PARTY TRANSACTIONS

For the three months ended January 31, 2015 and 2014, Mr. Lim Kok Cheang, a major shareholder of the Company has loaned monies to pay for certain expenses incurred. These loans are interest free and there is no specific time for repayment. The balance due to a former director as of January 31, 2015 is $654,098.

For the three months ended January 31, 2015 and 2014, the Company utilized office space owned by Mr. Lim Kok Cheang, its major stockholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

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

On March 19, 2015, Tan Swe Poo resigned from all his positions including Board Director, Secretary and Chief Executive Officer.  His resignation was due to personal reasons and was not the result of any disagreement with the Company.

On March 19, 2015, Ho Shih Khiam became the new Board Director, Secretary and Chief Executive Officer of the Company.

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

Results of Operations

For the Three months ended January 31, 2015 and January 31, 2014

Revenue

We are a shell company that has not yet generated any revenue.

General and administrative expenses.

 General and administrative expenses were $13,939 for the three months ended January 31, 2015, a decrease of $9,557 compared to general and administrative expenses of $23,496 for the three months ended January 31, 2014.   The decrease in general and administrative expenses is attributable to decreases in professional fees, transfer agent fees and general administrative costs.

 Net Loss.

Net loss was $13,939 for the three months ended January 31, 2015, a decrease of $9,557 compared to net loss of $23,496 for the three months ended January 31, 2014.   The decrease in net loss is attributable to decreases in professional fees, transfer agent fees and general administrative costs.  Net losses were due to general and administrative expenses as we are a shell company that has not yet generated any revenue.

Liquidity and Capital Resources

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $461,844 as of January 31, 2015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company acquiring a business and generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with loans from our sole director and or private placement of common stock.

Sources of Liquidity.

Our current liabilities were $673,229 as of January 31, 2015 compared to $661,664 as of October 31, 2014.  Loans from our director comprised of $654,098 of the current liabilities as of January 31, 2015.  The balance of the current liabilities are attributable to miscellaneous accounts payables and liabilities of third party vendors.

Net Cash Used In Operating Activities.

Net cash used in operating activities was $6,230 for the three months ended January 31, 2015.  For the three months ended January 31, 2014, net cash used in operating activities was $26,414.

Net Cash Used in Investing Activities.

The cash used in investing activities for the three months period ended January 31, 2014 was $433,154 and there was no cashed used in investing activities for the three months period ended January 31, 2015.

Net Cash Provided By Financing Activities.

Net cash provided by financing activities was $6,565 and $459,568 for the three months ended January 31, 2015, and January 31, 2014, respectively.  Net cash provided by financing activities for both periods consisted of advances from a former director

Off-Balance Sheet Arrangements

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

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three months ended January 31, 2015. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

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

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this periodic report, our officers and directors performed an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended.  Based on the evaluation and the identification of the material weaknesses in internal control over financial reporting described below, our officers and directors concluded that, as of January 31, 2015, the Company's disclosure controls and procedures were not effective.

             A material weakness is a deficiency, or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management's assessment of our internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, we identified several material weaknesses in our internal control over financial reporting as of October 31, 2014, which were described in our Annual Report on Form 10-K filed with the SEC on January 28, 2015, or our Annual Report.

The material weakness identified by our Chief Executive Officer and Chief Financial Officer and our plans for remediation continue to be as described in our Annual Report.  Our certifying officers and directors are continuing to evaluate our internal control over financial reporting and our disclosure controls and procedures in an attempt to address such material weaknesses as resources permit.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting during the three months ended January 31, 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: March 20, 2015 Royale Globe Holding, Inc. /s/ Yupa Sathapornjariya Yupa Sathapornjariya Chief Financial Officer