Form 10-Q
period 2015-07-31
ROYALE GLOBE HOLDING INC.
filed 2015-09-18
CIK 1383145

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-1399326

ROYALE GLOBE HOLDING INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	20-5913810
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

30-01 Menara Keck Seng
No 203, Jalan Bukit
Bintang 55100
Kuala Lumpur, Malaysia
+603-2143 3131
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

Common Stock	Outstanding at July 31, 2015
Common Stock, $.001 par value per share	1,611,487,500 shares

i

PART I    FINANCIAL INFORMATION

ITEM 1  Financial Statements

 ROYALE GLOBE HOLDING INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
AS OF JULY 31, 2015 AND OCTOBER 31, 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)

	July 31, 2015	October 31, 2014
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$-	$1,260,779

Total current assets	-	1,260,779

Non-current assets:
Property, plant and equipment	416,900	425,027
Investment in an unconsolidated related party entity	557,881	-

Total non-current assets	974,781	425,027
TOTAL ASSETS	$974,781	$1,685,806

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Amount due to a shareholder	$-	$647,533
Accounts payables and accrued liabilities	26,630	14,131

Total liabilities	26,630	661,664

Stockholders’ equity:
Preferred stock, 500,000,000 authorized preferred shares of $0.001 par value, none issued and outstanding	-	-
Common stock, 3,000,000,000 authorized common shares of $0.001 par value, 1,611,487,500 and 1,011,487,500 shares issued and outstanding as of July 31, 2015 and October 31, 2014, respectively	1,611,488	1,011,488
Additional paid-in capital	460,559	460,559
Subscription receivable	(600,000)	-
Accumulated deficit	(523,896)	(447,905)

Total stockholders’ equity	948,151	1,024,142

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$974,781	$1,685,806

See accompanying notes to condensed consolidated financial statements.

ROYALE GLOBE HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS LOSS
FOR THE THREE AND NINE MONTHS ENDED JULY 31, 2015 AND 2014
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Three months ended July 31,			Nine months ended July 31,
	2015		2014	2015		2014

REVENUE		$-	$-		$-	$-

COST OF REVENUE		-	-		-	-

GROSS PROFIT		-	-		-	-

OPERATING EXPENSES:
Selling, general and administrative		21,061	30,418		75,994	88,555

OPERATING LOSS		(21,061)	(30,418)		(75,994)	(88,555)

Other income		3	-		3	-

LOSS BEFORE INCOME TAX		(21,058)	(30,418)		(75,991)	(88,555)

Income tax expense		-	-		-	-

NET LOSS		$(21,058)	$(30,418)		$(75,991)	$(88,555)

Net loss per share – Basic and diluted	$	*(0.000)	$(0.003)	$	*(0.000)	$(0.008)

Weighted average shares outstanding – Basic and diluted		1,611,487,500	11,487,500		1,611,487,500	11,487,500

*Less than US$0.001

See accompanying notes to condensed consolidated financial statements.

ROYALE GLOBE HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JULY 31, 2015 AND 2014
(Currency expressed in United States Dollars (“US$”))
(Unaudited)

	Nine months ended July 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(75,991)	$(88,555)
Adjustments for:
Depreciation of property, plant and equipment	8,127	5,418

Changes in operating assets and liabilities:
Accounts payables and accrued liabilities	12,499	17,582

Net cash used in operating activities	(55,365)	(65,555)

Cash flows from investing activities:
Investment in an unconsolidated related party entity	(557,881)	-
Purchase of property, plant and equipment	-	(433,154)

Net cash used in investing activities	(557,881)	(433,154)

Cash flows from financing activities:
(Repayment to) advance from a shareholder	(647,533)	498,709

Net cash (used in) provided by financing activities	(647,533)	498,709

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,260,779)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,260,779	392,160

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$392,160

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

See accompanying notes to condensed consolidated financial statements.

ROYALE GLOBE HOLDING INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED JULY 31, 2015
 (Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

	Preferred stock		Common stock
	No of shares	Amount	No of shares	Amount	Additional paid-in capital	Subscription receivable	Accumulated deficit	Total stockholders’ equity

Balance as of November 1, 2014	-	$-	1,011,487,500	$1,011,488	$460,559	$-	$(447,905)	$1,024,142

Issuance of new shares	-	-	600,000,000	600,000	-	(600,000)	-	-

Net loss for the period	-	-	-	-	-	-	(75,991)	(75,991)

Balance as of July 31, 2015	-	$-	1,611,487,500	$1,611,488	$460,559	$(600,000)	$(523,896)	$948,151

See accompanying notes to condensed consolidated financial statements.

ROYALE GLOBE HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2015
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

In the opinion of management, the balance sheet as of October 31, 2014 which has been derived from audited financial statements and these unaudited condensed financial statements reflect all normal and recurring adjustments considered necessary to state fairly the results for the periods presented. The results for the period ended July 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending October 31, 2015 or for any future period.

These unaudited condensed financial statements and notes thereto should be read in conjunction with the Management’s Discussion and the audited financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended October 31, 2014.

NOTE－2                          ORGANIZATION AND BUSINESS BACKGROUND

Royale Globe Holding Inc., formerly Royale Group Holding, Inc., formerly MY Group, Inc., formerly Rohat Resources, Inc. (the “Company” or “ROGP”) was incorporated under the laws of the State of Nevada on August 25, 2006. We were initially formed as an exploration stage mining company. In September 2010, we ceased our mining business, and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915.

On May 2, 2011, we changed our name to MY Group, Inc. and increased our authorized capital to consist of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. On January 28, 2013, we changed our name to Royale Group Holding, Inc. On February 27, 2013, we increased our authorized stock to 3,000,000,000 shares of common stock, par value $0.001 per share, and 500,000,000 shares of preferred stock, par value $0.001 per share. On December 4, 2014, we changed our name to Royale Globe Holding Inc.

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
FOR THE NINE MONTHS ENDED JULY 31, 2015
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

On March 20, 2015, the Company entered into a Share Exchange Agreement (“Agreement”) with RMC MINING SDN BHD, a company incorporated under the laws of Malaysia (“RMC”) and MARICOM SDN BHD, a company registered under the laws of Malaysia (“MARICOM”).  Under this Agreement, the Company is agreed to issue 600,000,000 shares of its common stock to RMC in exchange for 99.6% of the total ownership of MARICOM. The closing of the exchange is expected to be completed upon the issuance of the audited report of MARICOM.

The Company’s fiscal year end is October 31.

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

•	Shell company

From September 2010, we ceased our mining business and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915. We are currently considered as a shell company.

ROYALE GLOBE HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2015
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

•	Use of estimates

In preparing these condensed consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets and revenues and expenses during the periods reported. Actual results may differ from these estimates.

•	Basis of consolidation

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

•	Property, plant and equipment

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

•	Impairment of long-lived assets

In accordance with the provisions of ASC Topic 360, “Impairment or Disposal of Long-Lived Assets”, all long-lived assets such as property, plant and equipment held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is evaluated by a comparison of the carrying amount of an asset to its estimated future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amounts of the assets exceed the fair value of the assets. There has been no impairment charge for the three and nine months ended July 31, 2015.

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
FOR THE NINE MONTHS ENDED JULY 31, 2015
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

The Company did not have any unrecognized tax positions or benefits and there was no effect on the financial condition or results of operations for the three and nine months ended July 31, 2015. The Company and its subsidiaries are subject to local and various foreign tax jurisdictions. The Company’s tax returns remain open subject to examination by major tax jurisdictions.

•	Net loss per share

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

NOTE－4	INVESTMENT IN AN UNCONSOLIDATED RELATED PARTY ENTITY

On March 20, 2015, the Company entered into a Share Exchange Agreement (“Agreement”) with RMC and MARICOM.  Under this Agreement, the Company is agreed to issue 600,000,000 shares of its common stock to RMC, which is a related party controlled by a major shareholder of the Company, in exchange for 99.6% of the total ownership of MARICOM. The closing of the exchange is expected to be completed upon the issuance of the audited report of MARICOM.

As of July 31, 2015, the exchange transaction was not completed and the operating results of MARICOM have not consolidated into the accompanying financial statements of the Company.  The advances made by the Company were treated as non-current assets in an investment nature, which will be eliminated upon consolidation.

ROYALE GLOBE HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2015
(Currency expressed in United States Dollars (“US$”), except for number of shares)
(Unaudited)

NOTE－5	PROPERTY, PLANT AND EQUIPMENT

In January 2014, the Company purchased 2 condominium units in Bangkok, Thailand at the consideration of $433,154. The Company expects these units to be used as staff quarter to the directors. For the three and nine months ended July 31, 2015, the depreciation was $2,709 and $8,127, respectively. As of July 31, 2015, the accumulated depreciation was $16,254.

NOTE－6                    AMOUNT DUE TO A SHAREHOLDER

As of July 31, 2015, the balance represented temporary advance for the Company’s working capital purposes from a major shareholder, Kok Cheang Lim, which was unsecured and interest-free, with no fixed terms of repayment. The balance was fully repaid in the three months ended July 31, 2015.

NOTE－7	INCOME TAXES

As of July 31, 2015, the Company incurred $515,896 of cumulative net operating losses which can be carried forward to offset future taxable income. The net operating loss carryforwards begin to expire in 2035, if unutilized. The Company has provided for a full valuation allowance against the deferred tax assets of $180,563 on the expected future tax benefits from the net operating loss carryforwards as the management believes it is more likely than not that these assets will not be realized in the future.

The Company is delinquent in filing its United States corporation income tax returns for the periods from inception in 2007. The Company does not expect any tax to be due upon filing of these delinquent returns.

NOTE－8	RELATED PARTY TRANSACTIONS

For the three and nine months ended July 31, 2015 and 2014, Kok Cheang Lim, the former director and a major shareholder of the Company has loaned monies to pay for certain expenses incurred and the owing balance was repaid in full.

For the three and nine months ended July 31, 2015 and 2014, the Company utilized office space owned or occupied by a former director and a major shareholder at no charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein.

NOTE－9	COMMITMENTS

As of July 31, 2015, the Company is committed to complete the exchange transactions with RMC and MARICOM under the Share Exchange Agreement in exchange for 99.6% of the total ownership of MARICOM. The closing of the exchange is expected to be completed upon the issuance of the audited report of MARICOM in the foreseeable period.

ROYALE GLOBE HOLDING, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED JULY 31, 2015
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

Currency and exchange rate

Unless otherwise noted, all currency figures quoted as “U.S. dollars”, “dollars” or “$” refer to the legal currency of the United States.  References to “MYR” are to the Malaysian Ringgit, the legal currency of Malaysia.  Throughout this report, assets and liabilities of the Company’s subsidiaries are translated into U.S. dollars using the exchange rate on the balance sheet date.  Revenue and expenses are translated at average rates prevailing during the period.  The gains and losses resulting from translation of financial statements of foreign subsidiaries are recorded as a separate component of accumulated other comprehensive income within the statement of stockholders’ equity.

Overview

Royale Globe Holding, formerly Royale Group Holding, Inc., formerly MY Group, Inc., formerly Rohat Resources, Inc. (the “Company” or “ROGP”) was incorporated under the laws of the State of Nevada on August 25, 2006. We were initially formed as an exploration stage mining company. In September 2010, we ceased our mining business, and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915.

On May 2, 2011, we changed our name to MY Group, Inc. and increased our authorized capital to consist of 500,000,000 shares of common stock, par value $0.001, and 50,000,000 shares of preferred stock, par value $0.001. On January 28, 2013, we changed our name to Royale Group Holding, Inc. On February 27, 2013, we increased our authorized stock to 3,000,000,000 shares of common stock, par value $0.001 per share, and 500,000,000 shares of preferred stock, par value $0.001 per share. On December 4, 2014, we changed our name to Royale Globe Holding, Inc.

Change of Control Transactions

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

On January 28, 2013, we changed our name to Royale Group Holding, Inc. and our stock symbol to ROGP.  On February 27, 2013, we increased our authorized stock to 3,000,000,000 shares of common stock and 500,000,000 shares of preferred stock.

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

On October 30, 2014, we entered into a stock purchase agreement with Great Mission Inc., a Vanuatu company controlled by Kok Cheang Lim and issued 1,000,000,000 shares of commons tock of the Company to Great Mission Inc. for a price of $0.001 per share, an aggregate of US $ 1,000,000.

On March 19, 2015, Tan Swe Poo resigned from all his positions including Board Director, Secretary and Chief Executive Officer.  His resignation was due to personal reasons and was not the result of any disagreement with the Company.  On March 19, 2015, Ho Shih Khiam became the new Board Director, Secretary and Chief Executive Officer of the Company.

Agreement to Acquire Maricom and Re-enter Mining Business

   On March 20, 2015, the Company entered into a Share Exchange Agreement (“Agreement”) with RMC MINING SDN BHD, a company incorporated under the laws of Malaysia (“RMC”) and MARICOM SDN BHD, a company registered under the laws of Malaysia (“MARICOM”).  Under this Agreement, the Company agreed to issue 600,000,000 shares of its common stock to RMC in exchange for 99.6% of the total ownership of MARICOM, an exploration stage gold mining company.  The closing of the exchange is expected to be completed upon the issuance of the audited report of MARICOM.  The 600,000,000 shares of the Company's common stock were erroneously issued in May 2015, and are being retained by the Company until the consummation of the acquisition.

Kok Cheang Lim owns 50% of the issued and outstanding shares of RMC.

Plan of Operation

Our plan of operation for the next 12 months is to consummate our acquisition of Maricom and continue exploring the acquisition of an operating business or the consummation of a business opportunity.  We will require additional funding in order to proceed with any acquisition program or business opportunity.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans. We do not have any arrangements in place for any future equity financing or loans.

Results of Operations

Comparison of the three months ended July 31, 2015 and July 31, 2014

The following table sets forth certain operational data for the three months ended July 31, 2015, compared to the three months ended July 31, 2014:

	For the Three Months Ended	For the Three Months Ended
	July 31, 2015 (Unaudited)	July 31, 2014 (Unaudited)

Revenue	$-	$-
Operating expenses:
General and administrative expenses	21,061	30,418
Operating Loss	(21,061)	(30,418)
Other income (expense):	3	-
Loss before income tax	(21,058)	(30,418)
Income tax expense	-	-
Net loss	$(21,058)	$(30,418)

Net Revenue.  We are a shell company that has not yet generated any revenue.

Operating Expenses.  During the three months ended July 31, 2015, we incurred operating expenses of $21,061, consisting solely of professional fees.  During the same period ended July 31, 2014, our operating expenses were $30,418, consisting solely of professional fees.  The decrease in general and administrative expenses is attributable to decreases in such professional fees.

We expect our operating expenses to increase when we consummate our acquisition of Maricom and develop our mining business.

Loss From Operations; Net Loss.  We incurred a loss from operations of $21,061 and $30,418 for the three months ended July 31, 2015 and 2014, respectively.  Similarly, we incurred a net loss of $21,058 and $30,418 for the same three-month period ended July 31, 2015 and 2014.  The decrease in loss from operations and net loss resulted from a decrease in professional fees.

We expect operating losses to continue in the near future after we consummate our acquisition of Maricom, an exploration stage mining company.

Comparison of the nine months ended July 31, 2015 and July 31, 2014

The following table sets forth certain operational data for the nine months ended July 31, 2015, compared to the nine months ended July 31, 2014:

	For the Nine Months Ended	For the Nine Months Ended
	July 31, 2015 (Unaudited)	July 31, 2014 (Unaudited)

Revenue	$-	$-
Operating expenses:
General and administrative expenses	75,994	88,555
Operating Loss	(75,994)	(88,555)
Other income (expense):	3	-
Loss before income tax provision	(75,991)	(88,555)
Income tax expense	-	-
Net loss	$(75,991)	$(88,555)

Operating Expenses.  During the nine months ended July 31, 2015, we incurred operating expenses of $75,994, consisting solely of professional fees.  During the same period ended July 31, 2014, our operating expenses were $88,555, consisting solely of professional fees.  The decrease in general and administrative expenses is attributable to decreases in such professional fees.

We expect our operating expenses to increase when we consummate our acquisition of Maricom and develop our mining business.

Loss From Operations; Net Loss.  We incurred a loss from operations of $75,994 and $88,555 for the nine months ended July 31, 2015 and 2014, respectively.  Similarly, we incurred a net loss of $75,991 and $88,555 for the same nine-month period ended July 31, 2015 and 2014.  The decrease in loss from operations and net loss resulted from a decrease in professional fees.

We expect operating losses to continue in the near future after we consummate our acquisition of Maricom, an exploration stage mining company.
Liquidity and Capital Resources

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.We have not attained profitable operations and are dependent upon obtaining financing to our business plans.

As of July 31, 2015, our cash and cash equivalents were $0 and our current liabilities were $26,630 consisting primarily of accounts payables and accrued liabilities.  As of October 31, 2014, our cash and cash equivalents were $1,260,779 and our current liabilities $661,664, consisting primarily of $647,533 of advances from our stockholders and $14,131 of accounts payables and accrued liabilities.  The decrease in our cash resulted from the repayment of related party debt and advance to unconsolidated related party entity.

We have never paid dividends on our Common Stock. Our present policy is to apply cash to investments in product development, acquisitions or expansion; consequently, we do not expect to pay dividends on Common Stock in the foreseeable future.

The success of our growth strategy is dependent upon the availability of additional capital resources on terms satisfactory to management. Our sources of capital in the past have included the sale of equity securities, which include common stock sold in private transactions and public offerings, capital leases and long-term debt. There can be no assurance that we can raise such additional capital resources on satisfactory terms. We believe that our current cash and other sources of liquidity discussed below are adequate to support operations for at least the next 12 months.  We anticipate continuing to rely on equity sales of our common shares and shareholder loans in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our plan of operations.

	Nine months ended
	7/31/2015	7/31/2014
Net cash (used in) provided by operating activities	(55,365)	(65,555)
Net cash used in investing activities	(557,881)	(433,154)
Net cash provided by (used in) financing activities	(647,533)	498,709

Net Cash Used In Operating Activities.

We have not generated any revenues since inception. For the nine months ended July 31, 2015, net cash used in operating activities was $55,365 compared to net cash used in operating activities of $65,555 for the nine months ended July 31, 2014.

Net Cash Used In Investing Activities

During the nine months ended July 31, 2015, net cash used in investing activities was $557,881, which consisted primarily of advances made in connection with our acquisition of Maricom.  During the same period ended July 31, 2014, net cash used in investing activities was $433,154, which consisted primarily of cash used to purchase our two condominiums located in Bangkok, Thailand.

Net Cash Provided By (Used In) Financing Activities

During the nine months ended July 31, 2015, net cash used in financing activities was $647,533, consisting of repayments of advances from our shareholder, Kok Cheang Lim.  During the same period ended July 31, 2014, net cash provided by financing activities was $498,709, consisted of advances from our shareholder Kok Cheang Lim.

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

•	Shell company

From September 2010, we ceased our mining business and the Company was no longer considered an exploration stage enterprise as defined by FASB ASC 915. We are currently considered as a shell company.

•	Basis of consolidation

The condensed consolidated financial statements include the financial statements of ROGP and its subsidiaries. All significant inter-company balances and transactions within the Company have been eliminated upon consolidation.

•	Property, plant and equipment

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

ITEM 3                   Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4                   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), under the supervision of and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer.  Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures, subject to limitations as noted below, as of July 31, 2015, and during the period prior to and including the date of this report, were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Subject to the foregoing disclosure, there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter ended July 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION
ITEM 1                   Legal Proceedings
             We are not a party to any legal or administrative proceedings that we believe, individually or in the aggregate, would be likely to have a material adverse effect on our financial condition or results of operations.

ITEM 1A                Risk Factors

None.

ITEM 2                   Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3                   Defaults upon Senior Securities

None.

ITEM 4                   Mine Safety Disclosures

Not applicable.

ITEM 5                   Other Information

None.

ITEM 6                   Exhibits

Exhibit No.	Name of Exhibit
3.1	Amended and Restated Articles of Incorporation and amendments thereto*
3.2	Bylaws (2)
4.1	Form of common stock certificate (2)
21	List of Subsidiaries*
31.1	Certification of Principal Executive Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
31.2	Certification of Principal Financial Officer required under Rule 13a-14(a)/15d-14(a) under the Exchange Act.*
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL INSTANCE DOCUMENT*
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT*
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE*
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE*
101.LAB	XBRL TAXONOMY EXTENSION LABELS LINKBASE*
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE*
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

ROYALE GLOBE HOLDING INC.

Date: September 18, 2015	By:	/s/Yupa Sathapornjariya
Yupa Sathapronjariya
Chief Financial Officer